Form 10-Q
period 2019-03-31
Ameramex International Inc
filed 2019-07-09
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2019

Commission File Number: 000-56054

AMERAMEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0501944
(State of organization)	(I.R.S. Employer Identification No.)

3930 Esplanade, Chico, CA 95973

(Address of principal executive offices)

(530) 895-8955

Registrant’s telephone number, including area code

_______________________________________________________________________________________________

Former address if changed since last report

Title of each class	Trading Symbol(s)	Name of each exchange on which registered.
Common Stock	AMMX	OTC Markets Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

IF an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

There are 753,415,879 shares of common stock outstanding as of July 9, 2019.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.

BALANCE SHEETS

(UNAUDITED)

	MARCH 31, 2019	DECEMBER 31, 2018
ASSETS
Current Assets
Cash	$57,986	$197,752
Accounts Receivable, Net	716,084	631,805
Inventory, Net	4,455,236	2,689,642
Other Current Assets	235,673	289,060
Total Current Assets	5,464,979	3,808,259

Property and Equipment, Net	942,351	988,552
Rental Equipment, Net	4,504,321	4,679,122
Deferred Tax Asset	—	—
Other Assets	494,008	234,074
Total Other Assets	5,940,680	5,901,748

TOTAL ASSETS	$11,405,659	$9,710,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,565,403	$1,309,032
Accrued Expenses	93,260	118,291
Notes Payable, Current Portion	60,000	296,618
Total Current Liabilities	2,718,663	1,723,941

Long-Term Liabilities
Deferred Tax Liability	216,409	301,680
Notes Payable - Related Party	348,984	353,643
Notes Payable, Net of Current Portion	132,880	4,316,233
Line of Credit	6,031,287	774,456
Total Long-Term Liabilities	6,729,560	5,746,012

TOTAL LIABILITIES	9,448,223	7,469,953

Commitments and Contingencies (Note 11) Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 753,415,879 shares issued and outstanding at March 31, 2019, and December 31, 2018	754,017	754,017
Additional Paid-In Capital	20,785,924	20,785,924
Treasury Stock	(5,438)	(5,438)
Accumulated Deficit	(19,577,067)	(19,294,449)
Total Stockholders’ Equity	1,957,436	2,240,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,405,659	$9,710,007

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	March 31, 2019	March 31, 2018
REVENUES
Sales of Equipment and Other Revenues	$1,770,053	$1,303,002
Rentals and Leases	673,839	767,179
Total Revenues	2,443,892	2,070,181

COST OF REVENUES
Sales of Equipment and Other Revenues	1,565,536	1,065,605
Rentals and Leases	236,186	231,984
Total Cost of Revenues	1,801,722	1,297,589

GROSS PROFIT	642,170	772,592

OPERATING EXPENSES
Sales and Marketing	81,233	76,747
General and Administrative	204,617	229,395
Total Operating Expenses	285,850	306,142

Income From Operations	356,320	466,450

OTHER INCOME (EXPENSE)
Interest Expense	(179,245)	(158,848)
Loss from Early Extinguishment of Debt	(566,838)	—
Other Income	517	—
Total Other Income (Expense)	(745,566)	(158,848)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(389,246)	307,602

PROVISION (BENEFIT) for INCOME TAXES	(106,628)	90,743

NET INCOME (LOSS)	$(282,618)	$216,859

Weighted Average Shares Outstanding:
Basic	753,415,879	753,415,879
Diluted	753,415,879	753,415,879

Earnings (loss) per Share
Basic	$—	$—
Diluted	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2017	753,415,879	$754,017	$20,785,924	$(5,438)	$(20,180,044)	$1,354,459

Net Income	—	—	—	—	216,859	216,859

Balance, March 31, 2018	753,415,879	754,017	20,785,924	(5,438)	(19,963,185)	1,571,318

Net Income					668,736	668,736

Balance, December 31, 2018	753,415,879	754,017	20,785,924	(5,438)	(19,294,449)	2,240,054

Net Loss	—	—	—	—	(282,618)	(282,618)

Balance, March 31, 2019	753,415,879	$754,017	$20,785,924	$(5,438)	$(19,577,067)	$1,957,436

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	MARCH 31, 2019	MARCH 31, 2018
CASH FROM OPERATING ACTIVITIES
Net Income (Loss)	$(282,618)	$216,859
Adjustments to reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operations Activities:
Depreciation	271,829	261,784
Provision for Deferred Income Taxes	(85,271)	44,187
Loss on Early Extinguishment of Debt	566,838	—
Gain on Sale of Property and Equipment	—	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(84,279)	44,313
Inventory	(2,090,972)	858,636
Other Current Assets	53,387	14,221
Accounts Payable	1,256,369	(1,157,154)
Accrued Expenses	(25,030)	(77,079)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(419,748)	205,767

INVESTING ACTIVITIES
Payments for Property and Equipment	(46,201)	(141,502)
Payments for Rental Equipment	(97,028)	(1,207,871)
Proceeds from Sale of Equipment	—	—
NET CASH USED IN INVESTING ACTIVITIES	(50,827)	(1,349,373)

FINANCING ACTIVITIES
Proceeds from Notes Payable	126,000	1,311,357
Payments on Notes Payable	(5,730,795)	(655,258)
Payments on Note Payable - Related Party	(4,659)	(9,682)
Cash paid for Loan Costs	—	—
Net Borrowings Under Lines of Credit	5,940,262	64,140
NET CASH PROVIDED BY FINANCING ACTIVITIES	330,808	710,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(139,766)	(433,049)

Cash and Cash Equivalents, beginning of period	197,752	553,625

Cash and Cash Equivalents, end of period	$57,986	$120,576

NON CASH INVESTING AND FINANCING ACTIVITIES
Transfer of Inventory to Rental Equipment	$—	$—
Transfer of Rental Equipment to Inventory	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

AmeraMex International, Inc., (the “Company”) was incorporated on May 29, 1990 under the laws of the state of Nevada. The Company sells, leases and rents new and refurbished heavy equipment primarily in the U.S. The Company operates under the name of Hamre Equipment.

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At March 31, 2019, the Company had working capital of approximately $2.7 million. We expect to generate sufficient cash flows from operations to meet our obligations, and we expect to continue to obtain financing for equipment purchases in the normal course of business. In March 2019, we received a $6.5 million credit facility at commercially reasonable terms. We utilized this credit facility to pay off all outstanding debt. We believe that our expected cash flows from operations and availability under credit facility will be sufficient to operate in the normal course of business for next 12 months.

Basis of Presentation

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and Generally Accepted Accounting Principles. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved. Significant estimates in these financial statements include the allowance for doubtful accounts, inventory reserve, valuation allowance for deferred taxes, and estimated useful life of property and equipment.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Line of Credit Issuance Costs

We capitalize and amortize direct issue costs incurred in connection with our line of credit arrangement. On or about March 30, 2019 (see Note 13), we incurred $262,659 in costs comprised of originations fees totaling approximately $185,000, appraisal costs of approximately $65,000 and other costs totaling $12,659. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet at March 31, 2019 (unaudited) are unamortized loan fees of $259,933.

Concentrations

At March 31, 2019, 66.48% of the accounts receivable was due from three customers; at December 31, 2018, 53% of the accounts receivable was due from three customers, and at December 31, 2017, 72% of the accounts receivable was due from three customers. The loss of one or more of these customers would have a negative impact on the Company’s financial results.

During the three months ended March 31, 2019, two customers accounted for 30.22% of revenues; two customers accounted for more than 10% of revenues. During the three months ended March 31, 2018, three customers accounted for 50.14% of revenues; three customers accounted for more than 10% of revenues. For the year ended December 31, 2018 and 2017, no customers accounted for 10% or more of sales. The loss of one or more of these customers would have a negative impact on the Company’s financial results.

Note 3 – Inventory

Inventory as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Parts and supplies	$185,128	$168,106
Heavy equipment	4,270,108	2,521,536
Total	$4,455,236	$2,689,642

All the inventory is used as collateral for the line of credit and notes payable (see Note 6, 7 and 13).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of March 31, 2019, December 31, 2018 and 2017, such consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Furniture and fixtures	$75,560	$74,768
Leasehold improvements	410,072	410,072
Vehicles and Equipment	1,154,012	1,147,353
	1,639,644	1,632,193
Less - accumulated depreciation	(697,293)	(643,641)
Total	$942,351	$988,552

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Depreciation expense for the years ended December 31, 2018 and 2017 was $204,186 and $130,198 respectively. Depreciation expense for March 31, 2019 and 2018, was $35,643 and $35,513, respectively.

All the property and equipment is used as collateral for the line of credit and notes payable (see Notes 6, 7 and 13).

Note 5 – Rental Equipment

Rental equipment as of March 31, 2019, December 31, 2018 and 2017 consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Rental equipment	6,710,191	6,666,817
Less accumulated depreciation	(2,205,870)	(1,987,695)
Rental equipment, net	$4,504,321	$4,679,122

Depreciation expense for the three months ended March 31, 2019 and 2018 was $236,186 and $226,271, respectively. Depreciation expense for the years ended December 31, 2018 and 2017 was $979,252 and $672,941, respectively.

All the rental equipment is used as collateral for the line of credit and notes payable (see Notes 6, 7 and 13).

Note 6 – Lines of Credit

The Company has line of credit with a bank that provides for borrowing up to $500,000. The line of credit is secured by real estate and bears interest at a variable rate calculated at 0.85% above the bank prime rate. At December 31, 2018 and 2017, the interest rate per annum and the amounts outstanding under this line of credit agreement were 6.1% and $457,951, and 5.1% and $488,000, respectively. The line of credit is secured by substantially all the Company assets, other than those specifically secured by an existing agreement, as well as the building currently leased by the Company – see Note 8 – Related Party Transactions under Lease. As discussed in Note 13, the line of credit was repaid in full during the three months ended March 31, 2019.

The Company has line of credit with finance company that provides for borrowing up to $500,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period interest calculates as follows; 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate.

Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus12.00% Matured Rate Day 1096 and above. At March 31, 2019, December 31 2018 and 2017, the amounts outstanding under this line of credit agreement were $483,402, $316,505 and zero, respectively. This note was not refinanced in connection with the note described in Note 13 and remains available for the Company’s operations.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 7 – Notes Payable

Notes payable as of March 31, 2019, December 31, 2018 and 2017 consisted of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$132,880	$132,880

Note Payable to finance company dated August 11, 2014; interest at 6.0% per annum; monthly principal and interest payments of $3,221; due August 11, 2018 and fully satisfied	—	—

Note Payable 006 to finance company dated June 16, 2015; interest at 12.7% per annum; monthly principal and interest payments of $3,986; due June 16, 2018 and fully satisfied	—	—

Note Payable 007 to finance company dated June 16, 2015; interest at 12.7% per annum; monthly principal and interest payments of $1,343; due 60 months from issuance; secured by equipment; fully paid on March 31, 2019	—	20,863

Note Payable 010 to bank dated June 6, 2016; interest at 3.23% per annum; 60 monthly principal and interest payments of $2,655 and one final payment for $14,500; due 61 months from issuance; secured by equipment; fully paid on March 31, 2019	—	87,349

Note Payable 011 to finance company dated July 12, 2016; interest at 12.1% per annum; nine monthly payments of $1,850 and one final payment of $185,000; due 10 months from issuance; secured by equipment and fully satisfied	—	—

Note Payable 012 to finance company dated July 29, 2016; interest at 6.25% per annum; monthly principal and interest payments of $899; due 60 months from issuance; secured by equipment; fully paid on March 31, 2019	—	26,501

Note Payable 013 to finance company dated October 26, 2016; interest at 14.4% per annum; monthly principal and interest payments ranging from $1,400 to $14,850; due 26 months from issuance; secured by equipment; fully paid on March 31, 2019	—	14,106

Note Payable 015 to finance company dated February 1, 2017; interest at 8.5% per annum; monthly principal and interest payments of $4,546; due 24 months from issuance; secured by equipment; fully paid on March 31, 2019	—	4,514

Note Payable 016 to finance company dated February 20, 2017; interest at 12.0% per annum; monthly interest only payments with principal payments of $61,000 and $200,500 due on May 20, 2018 and December 20, 2018, respectively; secured by equipment and fully satisfied	—	—

Note Payable 018 to finance company dated June 9, 2017; interest at 25.7% per annum; monthly payments of $12,000; due 24 months from issuance; secured by equipment; fully paid on March 31, 2019	—	87,086

Note Payable 019 to finance company dated August 10, 2017; interest at 19.0% per annum; monthly payments of $10,000; due 16 months from issuance; secured by equipment and fully satisfied	—	—

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note Payable 020 to finance company dated August 10, 2017; interest at 20.0% per annum; monthly payments of $10,000; due 15 months from issuance; secured by equipment and fully satisfied	—	—

Note Payable 021 to finance company dated September 11, 2017; interest at 20.8% per annum; monthly payments of $10,000; due 16 months from issuance; secured by equipment and fully satisfied	—	—

Note Payable 022 to finance company dated September 11, 2017; interest at 20.7% per annum; monthly payments of $10,000; due 16 months from issuance; secured by equipment and fully satisfied	—	—

Note Payable 023 to finance company dated September 10, 2017; monthly principal payments of various amounts; due 5 months from issuance; secured by equipment and fully satisfied	—	—

Note Payable 025 to finance company dated October 26, 2017; interest at 7.8% per annum; monthly principal and interest payments of $2,019; due 72 months from issuance; secured by equipment; fully paid by March 31, 2019	—	98,580

Note Payable 027 to finance company dated November 3, 2017; monthly principal payments of $40,000; secured by equipment and fully satisfied	—	—

Payable to finance company; interest ranging from 7.80% to 9.04%; monthly payments of $97,090; due November 2021; secured by equipment; fully paid March 31, 2019	—	2,217,699

Note Payable 026 to finance company dated November 22, 2017; monthly principal payments of $27,900; due 36 months from issuance; secured by equipment; fully paid March 31, 2019	—	781,553

Note Payable 028 to finance company dated February 28, 2018; interest at 10% per annum; monthly principal and interest payments of $2,800; due 60 months from issuance; secured by equipment; fully paid March 31, 2019	—	124,588

Notes Payable 031,034,035 & 038 to finance company dated June 6 and 25, 2018, and September 7 and 25, 2018, respectively; interest at 10% annum; monthly principal and interest payments for four months at $625 then one at $63,125, for six months at $1,000 then one at $99,000, three months at $1,900 then one at $191,000, four months at $1,400 then one at $141,400; secured by equipment; fully paid March 31, 2019	—	252,500

Notes Payable 036 & 040 to finance company; interest ranging from 7.658% to 7.75%; one payment at $3,787 then 35 monthly payments of $13,588, 24 monthly payments of $5,260; secured by equipment; fully paid March 31, 2019	—	531,116

Note Payable 033 to finance company; interest at 7.49% annum; monthly principal and interest payments of $2,403; due 60 months from issuance; secured by equipment; fully paid March 31, 2019	—	136,188

Other notes payable	60,000	97,328
Total	192,880	4,612,851

Less current portion	60,000	296,618

Long-term portion	$132,880	$4,316,233

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 8 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% annum, unsecured and payable upon demand. The balance of the note at March 31, 2019 and December 31, 2018 was $348,984 and $353,643, respectively. During the year ended December 31, 2018, the Company repaid $49,008 on this note payable. The note incurred $29,774 in interest expense for the year ended December 31, 2018.

Lease

The Company leases a building and real property in Chico, California under a five year lease agreement from a trust whose trustee is the Company’s President. The lease provides for monthly lease payment of $9,800 per month, and expired on December 1, 2017. The Company is currently leasing the building and real property at the same rate on a month-to-month lease. Rent expense for the years ended December 31, 2018 was $107,800. Rent expense during the three months ended March 31, 2019 and 2018, was $29,400 and $19,600 respectively.

Note 9 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value blank check preferred stock, of which no shares were issued and outstanding as of March 31, 2019.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 753,415,879 were issued and outstanding as of March 31, 2019.

During the three months ended March 31, 2019 and the three years ended December 31, 2018 and 2017, the Company issued no stock.

Note 10 – Revenues

During the three months ended March 31, 2019 and 2018, and the years ended December 31, 2018 and 2017, revenues and costs related to domestic and foreign sales of equipment are as follows:

	March 31, 2019		March 31, 2018
	Domestic (unaudited)	Export (unaudited)	Domestic (unaudited)	Export (unaudited)

Equipment Sales	$1,253,053	$517,000	$1,303,002	$—
Less Cost of Sales	(1,326,036)	(239,500)	(1,065,605)	—
Gross Profit (Loss)	$(72,983)	$277,500	$237,397	$—

During the three months ended March 31, 2019 and 2018, there were no foreign rentals of equipment.

Note 11 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position. There are no pending legal proceedings that are expected to be material to our cash flow and operating results.

See Note 8 for related party operating lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview of the Business

We sell, lease, and rent heavy equipment to companies within four industries: construction (light and infrastructure), shipping logistics, mining, and commercial farming. With customers in the United States, Canada, Latin America, Asia and Africa, we have over 30 years of experience in heavy equipment sales and service and inventories of top-of-the-line equipment from manufacturers such as Taylor Machine Works Inc. and Terex Heavy Equipment. We were originally incorporated as Hamre Equipment Company, Inc. in California on November 17, 1989. We merged into AmeraMex International, Inc., a Nevada corporation, on May 29, 1990.

	March, 31 2019	March 31, 2018
REVENUES	(unaudited)	(unaudited)
Sales of Equipment and Other Revenues	$ 1,770,053	$1,303,002
Rentals and Leases	673,839	767,179
Total Revenues	2,443,892	2,070,181
COST OF REVENUES
Sales of Equipment and Other Revenues	1,565,536	1,065,605
Rentals and Leases	236,186	231,984
Total Cost of Revenues	1,801,722	1,297,589
GROSS PROFIT	642,170	772,592
OPERATING EXPENSES
Selling Expense	81,233	76,747
General and Administrative	204,617	229,395
Total Operating Expenses	285,850	306,142
INCOME FROM OPERATIONS	356,320	466,450
OTHER INCOME (EXPENSE)
Interest Expense	(179,245)	(158,848)
Loss from Early Extinguishment of Debt	(566,838)	-
Other Income	517	-
Total Other Income (Expense)	(745,566)	(158,848)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(389,246)	307,602
PROVISION (BENEFIT) FOR INCOME TAXES	(106,628)	90,743
NET INCOME (LOSS)	$ (282,618)	$ 216,859

We had revenue of $2,443,892 for the quarter ending March 31, 2019 as compared to revenue of $2,070,181 for the quarter ending March 31, 2018, an 18.1% increase. Sales of Equipment and Other Revenues for the quarter ending March 31, 2019 were $1,770,053 and made up 72.4% of our Total Revenues. For the quarter ending March 31, 2018, Sales of Equipment and Other Revenues made up $1,303,002, or 62.9%, of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $673,839, or 27.6%, in 2019 and in 2018, Rentals and Leases made up 37.1% of Total Revenues and totaled $767,179. Sales of Equipment and Other Revenues saw a larger number for the quarter ending March 31, 2019 because we had a sale of equipment to a Mexico company totaling $500,000. Rentals and Leases decreased due to an early buyout option under a lease contract which had revenues in March 31, 2018 of $120,000, none of which were included in March 31, 2019.

We had costs of revenue of $1,801,722 for the quarter ending March 31, 2019 as compared to costs of $1,297,589 for the quarter ending March 31, 2018. Our costs increased by $504,133, or 38.9%, while our revenues increased by 18.1%. We experienced a decline in gross profit as a percentage of Sales of Equipment and Other Revenues from 81.8% during the three months ended March 31, 2018 to 88.5% as we had smaller margin from our parts and equipment sales due to competitive pressures.

We experienced a decrease in operating expenses from $306,142 in the quarter ending March 31, 2018 as compared to $285,850 in the quarter ending March 31, 2019. This is a decrease of approximately 6.6%.

From first quarter 2018 to first quarter 2019, our Interest Expense increased from $158,848 to $179,245. This increase is due to the overall increase in debt used to finance our equipment. We refinanced our debt in March 2019. We anticipate our overall cost of borrowings will decrease in the future.

We had a net loss of $282,618 for the quarter ending March 31, 2019 as compared to net income of $216,859 for the first quarter ending March 31, 2018. In connection with the refinancing of our debt, we incurred early termination fees and were required to pay unearned interest along with repayment of outstanding principal balances. The total costs resulted in a loss from early extinguishment of debt of $566,838, which resulted in a net loss for the 2019 quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2019, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was effective as of March 31, 2019 with a material weakness in our internal control over financial reporting continuing to exist at March 31, 2019:

●	we do not have an independent audit committee of our board of directors;
●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;
●	there is insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements, and
●	inadequate segregation of duties.

We plan to establish an audit committee of our board of directors comprised of three independent directors.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2019. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the year ended December 31, 2016, we issued 14,125,000 shares of common stock to officers, directors, and employees of the Company for services rendered valued at $108,763. In addition, during the year ended December 31, 2016, we issued 75,000,000 shares of common stock to an officer and director of the Company for the settlement of $80,000 in related party debt and accounts payable.

On March 10, 2016, an aggregate of 25,000,000 shares of common stock were issued to McCloud Communications for investor relations services valued at $97,500 for 2015; 50,000,000 shares of common stock were issued to Lee Hamre for a $180,000 partial repayment of a $700,000 loan to us; and 500,000 shares of common stock were issued to Michael Maloney for services valued in the amount of $1,850.

On February 12, 2016, an aggregate of 12,000,000 shares of common stock were given to three board members as compensation for their services during 2015. Michael Maloney, Lee Hamre, and Marty McCloud were each awarded 4,000,000 shares of common stock. The value of the services rendered for each director was calculated to be $15,000.

During 2017 and 2018, we did not issue any shares of common or preferred stock.

All issuances were exempt from the registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* To be filed by amendment

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AMERAMEX INTERNATIONAL, INC.

Date: July 8, 2019	By	/s/Lee Hamre
Lee Hamre
President