Form 10-Q/A
period 2019-03-31
Ameramex International Inc
filed 2019-07-18
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of AmeraMex International, Inc. for the period ended March 31, 2019 filed on July 9, 2019 (the “Form 10-Q”) for the purposes of:

1.	Furnishing Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following eXtensible Business Reporting Language (XBRL) interactive files that were omitted from the Form 10-Q:

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

2.	Correcting errors in Part I, Item 4, Management’s Report on Internal Control Over Financial Reporting and Part II, Item 2, Unregistered Sales of Equity Securities; and

3.	Making minor corrections to the Notes to the Financial Statements.

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date.

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

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	MARCH 31, 2019	MARCH 31, 2018
REVENUES
Sales of Equipment and Other Revenues	$1,770,053	$1,303,002
Rentals and Leases	673,839	767,179
Total Revenues	2,443,892	2,070,181

COST OF REVENUES
Sales of Equipment and Other Revenues	1,565,536	1,065,605
Rentals and Leases	236,186	231,984
Total Cost of Revenues	1,801,722	1,297,589

GROSS PROFIT	642,170	772,592

OPERATING EXPENSES
Sales and Marketing	81,233	76,747
General and Administrative	204,617	229,395
Total Operating Expenses	285,850	306,142

Income From Operations	356,320	466,450

OTHER INCOME (EXPENSE)
Interest Expense	(179,245)	(158,848)
Loss from Early Extinguishment of Debt	(566,838)	—
Other Income	517	—
Total Other Expense	(745,566)	(158,848)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(389,246)	307,602

PROVISION (BENEFIT) FOR INCOME TAXES	(106,628)	90,743

NET INCOME (LOSS)	$(282,618)	$216,859

Weighted Average Shares Outstanding:
Basic	753,415,879	753,415,879
Diluted	753,415,879	753,415,879

Earnings (loss) per Share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at December 31, 2017	753,415,879	$754,017	$20,785,924	$(5,438)	$(20,180,044)	$1,354,459

Net Income	—	—	—	—	216,859	216,859

Balance at March 31, 2018	753,415,879	754,017	20,785,924	(5,438)	(19,963,185)	1,571,318

Balance at December 31, 2018	753,415,879	754,017	20,785,924	(5,438)	(19,294,449)	2,240,054

Net Loss	—	—	—	—	(282,618)	(282,618)

Balance at March 31, 2019	753,415,879	$754,017	$20,785,924	$(5,438)	$(19,577,067)	$1,957,436

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	MARCH 31, 2019	MARCH 31, 2018
CASH FROM OPERATING ACTIVITIES
Net Income (Loss)	$(282,618)	$216,859
Adjustments to reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operations Activities:
Depreciation	271,829	261,784
Provision for Deferred Income Taxes	(85,271)	44,187
Loss on Early Extinguishment of Debt	566,838	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(84,279)	44,313
Inventory	(2,090,972)	858,636
Other Current Assets	53,387	14,221
Accounts Payable	1,256,369	(1,157,154)
Accrued Expenses	(25,030)	(77,079)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(419,747)	205,767

INVESTING ACTIVITIES
Payments for Property and Equipment	46,201	(141,502)
Payments for Rental Equipment	(97,028)	(1,207,871)
NET CASH USED IN INVESTING ACTIVITIES	(50,827)	(1,349,373)

FINANCING ACTIVITIES
Proceeds from Notes Payable	126,000	1,311,357
Payments on Notes Payable	(5,730,795)	(655,258)
Payments on Note Payable - Related Party	(4,659)	(9,682)
Net Borrowings Under Lines of Credit	5,940,262	64,140
NET CASH PROVIDED BY FINANCING ACTIVITIES	330,808	710,557

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(139,766)	$(433,049)

Cash and Cash Equivalents, beginning of period	$197,752	$533,625
Cash and Cash Equivalents, end of period	$57,986	$120,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest	$179,245	$158,845
Cash Paid For Income Taxes	$—	$32,250

NON CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	$—	$—
Transfer of Rental Equipment to Inventory	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

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

Basis of Presentation

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto that are included in the Company’s Report on Form 10, as amended.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved. Significant estimates in these unaudited interim financial statements include the allowance for doubtful accounts, inventory reserve, valuation allowance for deferred taxes, and estimated useful life of property and equipment.

Line of Credit Issuance Costs

We capitalize and amortize direct issue costs incurred in connection with our line of credit arrangement. On or about March 30, 2019 (see Note 6), we incurred $262,659 in costs comprised of originations fees totaling approximately $185,000, appraisal costs of approximately $65,000 and other costs totaling $12,659. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet at March 31, 2019 are unamortized loan fees of $259,933. During the three months ended March 31, 2019, the Company amortized $2,726 in loan fees.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 3 – Inventory

Inventory as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Parts and supplies	$185,128	$168,106
Heavy equipment	4,270,108	2,521,536
Total	$4,455,236	$2,689,642

All the inventory is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of March 31, 2019 and December 31, 2018, such consisted of the following:

	March 31, 2019	December 31, 2018
Furniture and fixtures	$75,560	$74,768
Leasehold improvements	410,072	410,072
Vehicles and Equipment	1,154,012	1,147,353
Total, Gross	1,639,644	1,632,193
Less - Accumulated Depreciation	(697,293)	(643,641)
Total, Net	$942,351	$988,552

Depreciation expense for the three months ended March 31, 2019 and 2018 was $35,643 and $35,513, respectively.

All the property and equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 5 – Rental Equipment

Rental equipment as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Rental equipment	$6,710,191	$6,666,817
Less - Accumulated Depreciation	(2,205,870)	(1,987,695)
Total, Net	$4,504,321	$4,679,122

Depreciation expense for the three months ended March 31, 2019 and 2018 was $236,186 and $226,271, respectively.

All the rental equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 6 – Lines of Credit

The Company has line of credit with a bank that provides for borrowing up to $500,000. The line of credit is secured by real estate and bears interest at a variable rate calculated at 0.85% above the bank prime rate. At December 31, 2018, the interest rate per annum and the amounts outstanding under this line of credit agreement were 6.1% and $457,951. The line of credit is secured by substantially all the Company assets, other than those specifically secured by an existing agreement, as well as the building currently leased by the Company – see Note 8 – Related Party Transactions under Lease. As discussed in the next paragraph, the line of credit was repaid in full during the three months ended March 31, 2019.

On or about March 31, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million, as amended The line of credit is secured by substantially all the Company assets, other than those specifically secured by an existing agreement and bears interest at a rate of 10% annum. Upon funding, proceeds from the financing were used to repay one of the Company’s outstanding lines of credit as described in the above paragraph and all notes payable disclosed in Note 7. The Company incurred $262,659 of line of credit issuance costs which are capitalized and amortized over the term of credit facility of five (5) years. Amortization of these costs was $2,726 during the three months ended March 31, 2019.

In the course of discharging the outstanding notes, certain notes were subject to early termination fees and required payment of the principal amount, as well as unearned interest for the fully matured note. The total prepayment penalties amounted to $566,838, which are reflected as a Loss on early extinguishment of debt.

The Company has line of credit with finance company that provides for borrowing up to $500,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period interest calculates as follows; 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate. Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. At March 31, 2019 and December 31 2018, the amounts outstanding under this line of credit agreement were $483,402 and $316,505, respectively. This note was not refinanced in connection with the note described above and remains available for the Company’s operations.

Note 7 – Notes Payable

Notes payable as of March 31, 2019 and December 31, 2018 consisted of the following:

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

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 8 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% annum, unsecured and payable upon demand. The balance of the note at March 31, 2019 and December 31, 2018 was $348,984 and $353,643, respectively. During the three months ended March 31, 2019 and 2018, the Company repaid $4,659 and $9,682, respectively, on this note payable.

Lease

The Company leases a building and real property in Chico, California under a five year lease agreement from a trust whose trustee is the Company’s President. The lease provides for monthly lease payment of $9,800 per month, and expired on December 1, 2017. The Company is currently leasing the building and real property at the same rate on a month-to-month lease. Rent expense during the three months ended March 31, 2019 and 2018, was $29,400 and $19,600, respectively.

Note 9 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value blank check preferred stock, of which no shares were issued and outstanding as of March 31, 2019.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 753,415,879 were issued and outstanding as of March 31, 2019.

During the three months ended March 31, 2019 the Company issued no stock.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 10 – Revenues

During the three months ended March 31, 2019 and 2018, revenues and costs related to domestic and foreign sales of equipment are as follows:

	March 31, 2019		March 31, 2018
	Domestic	Export	Domestic	Export
Equipment Sales	$1,253,053	$517,000	$1,303,002	$—
Less Cost of Sales	(1,162,238)	(403,298)	(1,065,605)	—
Gross Profit	$90,815	$113,702	$237,397	$—

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

Note 12 – Subsequent Events

There have been no reportable events that have occurred after March 31, 2019.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of March 31, 2019 with a material weakness in our internal control over financial reporting continuing to exist at March 31, 2019, because we do not have an independent audit committee of our board of directors. We plan to establish an audit committee of our board of directors comprised of three independent directors.

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

On March 10, 2016, an aggregate of 25,000,000 shares of common stock were issued to McCloud Communications for investor relations services valued at $30,000 for 2015; 50,000,000 shares of common stock were issued to Lee Hamre for a $80,000 partial repayment of a $700,000 loan to us; and 500,000 shares of common stock were issued to Michael Maloney for services valued in the amount of $3,850.

On February 12, 2016, an aggregate of 12,000,000 shares of common stock were given to three board members as compensation for their services during 2015. Michael Maloney, Lee Hamre, and Marty Tullio were awarded a total of 12,500,000 shares of common stock. The combined value of the services rendered for each director was calculated to be $86,250.

During 2017 and 2018, we did not issue any shares of common or preferred stock.

All issuances were exempt from the registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AMERAMEX INTERNATIONAL, INC.

Date: July 15, 2019	By	/s/Lee Hamre
Lee Hamre
President