Form 10-Q
period 2019-06-30
Ameramex International Inc
filed 2019-08-14
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2019

Commission File Number: 000-56054

AMERAMEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0501944
(State of organization)	(I.R.S. Employer Identification No.)

3930 Esplanade, Chico, CA 95973

(Address of principal executive offices)

(530) 895-8955

Registrant’s telephone number, including area code

Former address if changed since last report

Title of each class	Trading Symbol(s)	Name of each exchange on which registered.
Common Stock	AMMX	OTCQB

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

☒ Yes  ☐ No

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

There are 753,415,879 shares of common stock outstanding as of August 9, 2019.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.

BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

	JUNE 30, 2019	DECEMBER 31, 2018
ASSETS
Current Assets:
Cash	$175,588	$197,752
Accounts Receivable, Net	309,690	631,805
Inventory	3,652,888	2,689,642
Other Current Assets	245,673	289,060
Total Current Assets	4,383,839	3,808,259

Property and Equipment, Net	989,435	988,552
Rental Equipment, Net	4,287,671	4,679,122
Other Assets	472,832	234,074
Total Noncurrent Assets	5,749,938	5,901,748

TOTAL ASSETS	$10,133,777	$9,710,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$974,590	$1,309,032
Accrued Expenses	84,155	118,291
Notes Payable, Current Portion	50,000	296,618
Total Current Liabilities	1,108,745	1,723,941

Long-Term Liabilities
Deferred Tax Liability	226,566	301,680
Notes Payable - Related Party	352,542	353,643
Notes Payable, Net of Current Portion	132,880	4,316,233
Line of Credit	6,331,576	774,456
Total Noncurrent Liabilities	7,043,564	5,746,012

TOTAL LIABILITIES	8,152,309	7,469,953

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $0.001 par value, 1,000,000,000 shares authorized 753,415,879 shares issued and outstanding at June 30, 2019 and December 31, 2018	753,416	753,416

Additional Paid-In Capital	20,781,087	20,785,924
Treasury Stock	—	(4,837)
Accumulated Deficit	(19,553,035)	(19,294,449)
Total Stockholders' Equity	1,981,468	2,240,054

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,133,777	$9,710,007

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months

	JUNE 30, 2019	JUNE 30, 2018	JUNE 30, 2019	JUNE 30, 2018
REVENUES
Sales of Equipment and Other Revenues	$4,901,300	$2,465,732	$6,671,353	$3,768,734
Rentals and Leases	571,741	596,018	1,245,580	1,363,197
Total Revenues	5,473,041	3,061,750	7,916,933	5,131,931

COST OF REVENUES
Sales of Equipment and Other Revenues	4,632,000	1,997,243	6,197,536	3,062,848
Rentals and Leases	235,537	222,767	471,723	454,751
Total Cost of Revenues	4,867,537	2,220,010	6,669,259	3,517,599

GROSS PROFIT	605,504	841,740	1,247,674	1,614,332

OPERATING EXPENSES
Selling Expense	106,726	80,371	187,959	157,118
General and Administrative	292,751	144,259	497,368	373,654
Total Operating Expenses	399,477	224,630	685,327	530,772

Income From Operations	206,027	617,110	562,347	1,083,560

OTHER INCOME (EXPENSE)
Interest Expense	(172,559)	(261,669)	(351,804)	(420,517)
Loss from Early Extinguishment of Debt	—	—	(566,838)	—
Other Income	716	—	1,233	—
Total Other Income (Expense)	(171,843)	(261,669)	(917,409)	(420,517)

INCOME BEFORE BENEFIT (PROVISION) for INCOME TAXES	34,184	355,441	(355,062)	663,043

BENEFIT (PROVISION) for INCOME TAXES	(10,152)	(104,855)	96,476	(195,598)

NET INCOME (LOSS)	$24,032	$250,586	$(258,586)	$467,445

Weighted Average Shares Outstanding:
Basic	753,415,879	753,415,879	753,415,879	753,415,879
Diluted	753,415,879	753,415,879	753,415,879	753,415,879

Earnings (loss) per Share
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS AS OF JUNE 30, 2019 AND 2018

(UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
Balance	Shares	Amount	Capital	Stock	Deficit	Equity

December 31, 2017	753,415,879	$754,017	$20,785,924	$(5,438)	$(20,180,044)	$1,354,459

Net Income	—	—	—	—	216,859	216,859

March 31, 2018	753,415,879	754,017	20,785,924	(5,438)	(19,963,185)	1,571,318

Net Income	—	—	—	—	250,586	250,586

June 30, 2018	753,415,879	754,017	20,785,924	(5,438)	(19,712,599)	1,821,904

December 31, 2018	753,415,879	753,416	20,785,924	(4,837)	(19,294,449)	2,240,054

Net Loss	—	—	—	—	(282,618)	(282,618)

March 31, 2019	753,415,879	753,416	20,785,924	(4,837)	(19,577,067)	1,957,436

Retirement of Treasury Stock	—	—	(4,837)	4,837	—	—

Net Income	—	—	—	—	24,032	24,032

June 30, 2019	753,415,879	$753,416	$20,781,087	$—	$(19,553,035)	$1,981,468

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS AS OF JUNE 30, 2019 AND 2018

(UNAUDITED)

	JUNE 30, 2019	JUNE 30, 2018
CASH FROM OPERATING ACTIVITIES
Net Income (Loss)	$(258,586)	$467,445
Adjustments to reconcile Net Income (Loss) to
Net Cash provided by (Used In) Operating Activities:
Depreciation and Amortization	580,044	526,817
Provision for Deferred Income Taxes	(75,114)	—
Loss on Early Extinguishment of Debt	566,838	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	322,115	74,912
Inventory	(963,246)	1,157,405
Other Current Assets	(195,673)	(1,151)
Accounts Payable	(334,443)	(1,427,238)
Accrued Expenses	(34,136)	21,187
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(392,201)	819,377

INVESTING ACTIVITIES:
Payments for Property & Equipment	(90,801)	(319,055)
Payments for Rental Equipment	(98,371)	(528,022)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(189,172)	(847,077)

FINANCING ACTIVITIES:
Proceeds from Notes Payable	126,000	1,612,723
Payments on Notes Payable	(5,580,757)	(2,346,410)
Payment on Note Payable - Related Party	(1,101)	(21,750)
Net Proceeds Borrowing Under Line of Credit	6,015,067	321,137
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	559,209	(434,300)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(22,164)	(462,000)

Cash, beginning of period	197,752	553,625
Cash, end of period	$175,588	$91,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash Paid for Interest	$351,804	$420,517
Cash Paid for Income Taxes	$96,476	$195,598

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	$—	$—
Transfer of Rental Equipment to Inventory	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At June 30, 2019, the Company had working capital of approximately $3.3 million. We expect to generate sufficient cash flows from operations to meet our obligations, and we expect to continue to obtain financing for equipment purchases in the normal course of business. We believe that our expected cash flows from our long term rentals and operations plus availability under our credit facilities will be sufficient to operate in the normal course of business for the next 12 months.

Basis of Presentation

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and six-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto that are included in the Company’s Registration Statement on Form 10, as amended.

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

Line of Credit Issuance Costs

We capitalize and amortize direct issue costs incurred in connection with our line of credit arrangements. Included in Other Assets in the accompanying balance sheet at June 30, 2019 are unamortized loan fees of $172,431. During the six months ended June 30, 2019, the Company amortized $18,403 in loan fees.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Concentrations

For the six months ended June 30, 2019, 37% of sales was due from three customers who each accounted for 10% or more of sales and for the six months ended June 30, 2018, 31% of sales was due from three customers, one of which accounted for 12% of sales. The loss of one or more of these customers would have a negative impact on the Company’s financial results.

For the six months ended June 30, 2019, 69% of purchases was due to three vendors, one of which accounted for 51% of purchases. For the six months ended June 30, 2018, 57% of purchases was due to three vendors, two of which accounted for 21% each of purchases. The loss of one or more of these vendors would have a negative impact on the Company’s financial results.

Note 3 – Inventory

Inventory as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Parts and supplies	$370,321	$168,106
Heavy equipment	3,282,567	2,521,536
Total	$3,652,888	$2,689,642

All of the inventory is used as collateral for the lines of credit and notes payable (see Notes 6 and 7).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of June 30, 2019 and December 31, 2018, such consisted of the following:

	June 30, 2019	December 31, 2018
Furniture and Fixtures	$75,559	$74,768
Leasehold Improvements	465,072	410,072
Vehicles and Equipment	1,200,373	1,147,353
Total, at Cost	1,741,004	1,632,193
Less - Accumulated Depreciation	(751,569)	(643,641)
Total, Net	$989,435	$988,552

Depreciation expense for the six months ended June 30, 2019 and 2018 was $89,918 and $77,893, respectively.

All of the property and equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 7).

Note 5 – Rental Equipment

Rental equipment as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Rental equipment	$6,729,078	$6,666,817
Less - Accumulated Depreciation	(2,441,407)	(1,987,695)
Total, Net	$4,287,671	$4,679,122

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Depreciation expense for the six months ended June 30, 2019 and 2018 was $471,723 and $448,924, respectively.

All of the rental equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 7).

Note 6 – Lines of Credit

The Company has a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million, as amended. This credit facility expires March 22, 2022. The line of credit is secured by substantially all of the Company assets, other than those specifically secured by an existing agreement detailed in the following paragraph and bears interest at a rate of 10%, per annum, calculated on a 30/360 basis. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, for which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. Principal balance shall never exceed 75% of capital borrowed against in order to satisfy covenants. At June 30, 2019, the amount outstanding under this line of credit was $6,034,815 with $465,185 available for borrowing.

The Company has a line of credit with a finance company that provides for borrowing up to $500,000. The agreement may be terminated at any time with 45 days notice. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from the finance date. After the applicable free interest period, the interest calculates as follows; 30 day LIBOR plus 6.75% - rate after Free Period to Day 365; 30 day LIBOR plus 7.00% - Rate Day 366 to 720; 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095; 30 Day LIBOR plus 12.00% - Matured Rate Day 1096 and above. At June 30, 2019, the amount outstanding under this line of credit agreement was $296,761 with $203,239 available for borrowing.

Note 7 – Notes Payable

Notes payable as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$132,880	$132,880

Note Payable 007 to finance company dated June 16, 2015; interest at 12.7% per annum; monthly principal and interest payments of $1,343; due 60 months from issuance; secured by equipment; fully paid on March 31, 2019	—	20,863

Note Payable 010 to bank dated June 6, 2016; interest at 3.23% per annum; 60 monthly principal and interest payments of $2,655 and one final payment for $14,500; due 61 months from issuance; secured by equipment; fully paid on March 31, 2019	—	87,349

Note Payable 012 to finance company dated July 29, 2016; interest at 6.25% per annum; monthly principal and interest payments of $899; due 60 months from issuance; secured by equipment; fully paid on March 31, 2019	—	26,501

Note Payable 013 to finance company dated October 26, 2016; interest at 14.4% per annum; monthly principal and interest payments ranging from $1,400 to $14,850; due 26 months from issuance; secured by equipment; fully paid on March 31, 2019	—	14,106

Note Payable 015 to finance company dated February 1, 2017; interest at 8.5% per annum; monthly principal and interest payments of $4,546; due 24 months from issuance; secured by equipment; fully paid on March 31, 2019	—	4,514

Note Payable 018 to finance company dated June 9, 2017; interest at 25.7% per annum; monthly payments of $12,000; due 24 months from issuance; secured by equipment; fully paid on March 31, 2019	—	87,086

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Note Payable 025 to finance company dated October 26, 2017; interest at 7.8% per annum; monthly principal and interest payments of $2,019; due 72 months from issuance; secured by equipment; fully paid by March 31, 2019	—	98,580

Payable to finance company; interest ranging from 7.80% to 9.04%; monthly payments of $97,090; due November 2021; secured by equipment; fully paid March 31, 2019	—	2,217,699

Note Payable 026 to finance company dated November 22, 2017; monthly principal payments of $27,900; due 36 months from issuance; secured by equipment; fully paid March 31, 2019	—	781,553

Note Payable 028 to finance company dated February 28, 2018; interest at 10% per annum; monthly principal and interest payments of $2,800; due 60 months from issuance; secured by equipment; fully paid March 31, 2019	—	124,588

Notes Payable 031, 034, 035 & 038 to finance company dated June 6 and 25, 2018, and September 7 and 25, 2018, respectively; interest at 10% per annum; monthly principal and interest payments for four months at $625 then one at $63,125, for six months at $1,000 then one at $99,000, three months at $1,900 then one at $191,000, four months at $1,400 then one at $141,400; secured by equipment; fully paid March 31, 2019	—	252,500

Notes Payable 036 & 040 to finance company; interest ranging from 7.658% to 7.75%; one payment at $3,787 then 35 monthly payments of $13,588, 24 monthly payments of $5,260; secured by equipment; fully paid March 31, 2019	—	531,116

Note Payable 033 to finance company; interest at 7.49% per annum; monthly principal and interest payments of $2,403; due 60 months from issuance; secured by equipment; fully paid March 31, 2019	—	136,188

Other notes payable	50,000	97,328
Total	182,880	4,612,851

Less current portion	(50,000)	(296,618)

Long-term portion	$132,880	$4,316,233

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Note 8 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at June 30, 2019 and December 31, 2018 was $352,542 and $353,643, respectively. During the six months ended June 30, 2019, the Company purchased a 2016 GMC K3500 truck for $50,000 from its President to be used by the Company’s sales department, amount of which was added to the principal of this note payable. During the six months ended June 30, 2019, $11,513 was repaid on this note payable. As of June 30, 2018, $12,233 was repaid on this note payable.

Lease

The Company leases a building and real property in Chico, California under a five-year lease agreement from a trust whose trustee is the Company’s President. The lease provided for monthly lease payments of $9,800 per month, and expired on December 1, 2017. The Company is currently leasing the building and real property at the same rate on a month-to-month lease. Rent expense during the six months ended June 30, 2019 and 2018, was $58,800 and $49,000, respectively.

Note 9 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value blank check preferred stock, of which no shares were issued and outstanding as of June 30, 2019.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 753,415,879 were issued and outstanding as of June 30, 2019.

During the six months ended June 30, 2019, the Company did not issue any stock.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Note 10 – Revenues

During the six months ended June 30, 2019 and 2018, revenues and costs related to domestic and foreign sales of equipment are as follows:

	Three Months	Three Months	Six Months	Six Months
	Period Ending	Period Ending	Period Ending	Period Ending
	JUNE 30, 2019	JUNE 30, 2018	JUNE 30, 2019	JUNE 30, 2018
Equipment Revenues and Other
Domestic	$4,901,300	$2,408,232	$6,154,353	$3,711,234
Export	—	57,500	517,000	57,500
Total Revenues and Other	4,901,300	2,465,732	6,671,353	3,768,734
Cost of Revenues and Other
Domestic	4,650,403	1,972,354	5,812,641	3,037,959
Export	—	24,889	403,298	24,889
Total Cost of Revenues and Other	4,650,403	1,997,243	6,215,939	3,062,848

Gross Profit	$250,897	$468,489	$455,414	$705,886

During the six months ended June 30, 2019 and 2018, there were no foreign rentals of equipment.

Note 11 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position. There are no pending legal proceedings that are expected to be material to our cash flow and operating results.

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

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)
REVENUES
Sales of Equipment and Other Revenues	$6,671,353	$3,768,734
Rentals and Leases	1,245,580	1,363,197
Total Revenues	7,916,933	5,131,931
COST OF REVENUES
Sales of Equipment and Other Revenues	6,197,536	3,062,848
Rentals and Leases	471,723	454,751
Total Cost of Revenues	6,669,259	3,517,599
GROSS PROFIT	1,247,674	1,614,332
OPERATING EXPENSES
Selling Expense	187,959	157,118
General and Administrative	497,368	373,654
Total Operating Expenses	685,327	530,772
INCOME FROM OPERATIONS	562,347	1,083,560
OTHER INCOME (EXPENSE)
Interest Expense	(351,804)	(420,517)
Loss from Early Extinguishment of Debt	(566,838)	—
Other Income	1,233	—
Total Other Income (Expense)	(917,409)	(420,517)
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(355,062)	663,043
BENEFIT (PROVISION) FOR INCOME TAXES	96,476	(195,598)
NET INCOME (LOSS)	$(258,586)	$467,445

Results of Operations

Operating Results for the Six Month Period Ended June 30, 2019 as Compared to the Six Month Period Ended June 30, 2018

We had revenue of $7,916,933 for the six month period ending June 30, 2019 as compared to revenue of $5,131,931 for the six month period ending June 30, 2018, a 54% increase. Sales of Equipment and Other Revenues for the six month period ending June 30, 2019 were $6,671,353 and made up 84% of our Total Revenues. For the six month period ending June 30, 2018, Sales of Equipment and Other Revenues made up $3,768,734, or 73%, of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $1,245,580, or 16%, in 2019 and in 2018, Rentals and Leases made up 27% of Total Revenues and totaled $1,363,197. Sales of Equipment and Other Revenues saw a larger number for the six month period ending June 30, 2019 because we had multiple equipment sales to one of our long time regional customers. Rentals and Leases decreased due to an early buyout option under a lease contract which had revenues in June 30, 2018 of $280,000, none of which were included in June 30, 2019.

We had costs of revenue of $6,669,259 for the six month period ending June 30, 2019 as compared to costs of $3,517,599 for the six month period ending June 30, 2018. Our costs increased by $3,151,660, or 90%, while our revenues increased by 54%. We experienced a decline in gross profit as a percentage of Sales of Equipment and Other Revenues from 43% during the six months ended June 30, 2018 to 16% as we had smaller margin from our parts and equipment sales due to competitive pressures.

We experienced an increase in operating expenses from $530,772 in the six month period ending June 30, 2018 as compared to $685,327 in the six month period ending June 30, 2019. This is an increase of approximately 29%.

From the six month period ending June 30, 2018, to the six month period ending June 30, 2019, our Interest Expense decreased from $420,517 to $351,804. This decrease is due to the debt refinancing that occurred in March 2019. We had a loss tied to this Early Extinguishment of debt in the amount of $566,838. We anticipate our overall cost of borrowings will decrease in the future.

We had a net loss of $258,586 for the six month period ending June 30, 2019 as compared to net income of $467,445 for the six month period ending June 30, 2018. In connection with the refinancing of our debt, we incurred early termination fees and were required to pay unearned interest along with repayment of outstanding principal balances. The total costs resulted in a loss from early extinguishment of debt of $566,838, which resulted in a net loss for the six month period ending June 30, 2019.

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

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates.

Liquidity and Capital Resources

Cash Flows

During the six months ended June 30, 2019, we used Net Cash from Operating Activities of $392,201, largely due to increases in inventory for sales orders in latter half of 2019, offset by depreciation and amortization of $580,044.

We used Net Cash for Property and Equipment used internally was $90,801, and Rental Equipment of $98,371. We did not have significant increases in lease equipment requirements.

We received Proceeds from our new line of credit of $6.1 million, which we used to retire many our existing notes payable. Overall Net Cash Provided by Financing Activities provided $559,209, which was primarily used to fund inventories.

Liquidity

At June 30, 2019, the Company had working capital of approximately $3.3 million. We expect to generate sufficient cash flows from operations to meet our obligations, and to continue to obtain financing for equipment purchases in the normal course of business at lower overall costs of borrowings. We believe that our expected cash flows from operations and our commitments for the above referenced credit facility will be sufficient to operate in the normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2019, due to the presence of material weaknesses, our disclosure controls and procedures were ineffective.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of June 30, 2019 with material weaknesses present in our internal control over financial reporting continuing to exist at June 30, 2019. We have established an audit committee of our Board of Directors comprised of three independent directors. We have updated accounting policies and procedures and have segregation of duties but with such a small accounting department and one person handling multiple procedures, it is challenging to find every error.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2019. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there was a change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change was to establish an audit committee of our board of directors comprised of three independent directors.

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

During the periods presented, we did not issue any shares of common or preferred stock.

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

AMERAMEX INTERNATIONAL, INC.

Date: August 13, 2019	By	/s/Lee Hamre
Lee Hamre
President

