Form 10-Q
period 2019-09-30
Ameramex International Inc
filed 2019-11-14
CIK 1776048

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

There are 753,415,879 shares of common stock outstanding as of November 12, 2019.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$131,622	$197,752
Accounts Receivable, Net	614,772	631,805
Inventory	5,115,991	2,689,642
Other Current Assets	251,665	289,060
Total Current Assets	6,114,050	3,808,259

Property and Equipment, Net	1,002,205	988,552
Rental Equipment, Net	4,068,354	4,679,122
Other Assets	453,703	234,074
Total Noncurrent Assets	5,524,262	5,901,748

TOTAL ASSETS	$11,638,312	$9,710,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,119,755	$1,309,032
Accrued Expenses	221,399	118,291
Notes Payable, Current Portion	30,000	296,618
Total Current Liabilities	1,371,154	1,723,941

Long-Term Liabilities
Deferred Tax Liability	301,676	301,680
Notes Payable - Related Party	320,205	353,643
Notes Payable, Net of Current Portion	485,135	4,316,233
Line of Credit	6,665,048	774,456
Total Noncurrent Liabilities	7,772,064	5,746,012

TOTAL LIABILITIES	9,143,218	7,469,953

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $0.001 par value, 1,000,000,000 shares authorized 753,415,879 shares issued and outstanding at September 30, 2019 and December 31, 2018	753,416	753,416

Additional Paid-In Capital	20,781,087	20,785,924
Treasury Stock	—	(4,837)
Accumulated Deficit	(19,039,409)	(19,294,449)
Total Stockholders' Equity	2,495,094	2,240,054

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,638,312	$9,710,007

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Sales of Equipment and Other Revenues	$2,724,589	$1,949,258	$9,395,942	$5,717,992
Rentals and Leases	577,639	640,041	1,823,219	2,003,238
Total Revenues	3,302,228	2,589,299	11,219,161	7,721,230

COST OF REVENUES
Sales of Equipment and Other Revenues	1,842,974	1,622,448	8,040,510	4,685,296
Rentals and Leases	241,975	199,716	713,698	654,467
Total Cost of Revenues	2,084,949	1,822,164	8,754,208	5,339,763

GROSS PROFIT	1,217,279	767,135	2,464,953	2,381,467

OPERATING EXPENSES
Selling Expense	127,488	91,897	315,447	249,015
General and Administrative	283,513	229,393	780,881	603,047
Total Operating Expenses	411,001	321,290	1,096,328	852,062

Income From Operations	806,278	445,845	1,368,625	1,529,405

OTHER INCOME (EXPENSE)
Interest Expense	(135,541)	(193,740)	(487,345)	(614,257)
Loss from Early Extinguishment of Debt	—	—	(566,838)	—
Other Income	52,680	130,000	53,913	130,000
Total Other Income (Expense)	(82,861)	(63,740)	(1,000,270)	(484,257)

INCOME BEFORE BENEFIT (PROVISION) for INCOME TAXES	723,417	382,105	368,355	1,045,148

BENEFIT (PROVISION) for INCOME TAXES	(209,791)	(107,968)	(113,315)	(303,566)

NET INCOME	$513,626	$274,137	$255,040	$741,582

Weighted Average Shares Outstanding:
Basic	753,415,879	753,415,879	753,415,879	753,415,879
Diluted	753,415,879	753,415,879	753,415,879	753,415,879

Earnings (loss) per Share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
Balance	Shares	Amount	Capital	Stock	Deficit	Equity

December 31, 2017	753,415,879	$754,017	$20,785,924	$(5,438)	$(20,180,044)	$1,354,459
Net Income	—	—	—	—	216,859	216,859
March 31, 2018	753,415,879	754,017	20,785,924	(5,438)	(19,963,185)	1,571,318
Net Income	—	—	—	—	250,586	250,586
June 30, 2018	753,415,879	754,017	20,785,924	(5,438)	(19,712,599)	1,821,904
Net Income	—	—	—	—	274,137	274,137
September 30, 2018	753,415,879	754,017	20,785,924	(5,438)	(19,438,462)	2,096,041
December 31, 2018	753,415,879	753,416	20,785,924	(4,837)	(19,294,449)	2,240,054
Net Loss	—	—	—	—	(282,618)	(282,618)
March 31, 2019	753,415,879	753,416	20,785,924	(4,837)	(19,577,067)	1,957,436
Retirement of Treasury Stock	—	—	(4,837)	4,837	—	—
Net Income	—	—	—	—	24,032	24,032
June 30, 2019	753,415,879	753,416	20,781,087	—	(19,553,035)	1,981,468
Net Income	—	—	—	—	513,626	513,626
September 30, 2019	753,415,879	$753,416	$20,781,087	$—	($19,039,409)	$2,495,094

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	September 30, 2019		September 30, 2018
CASH FROM OPERATING ACTIVITIES
Net Income		$255,040		$741,582
Adjustments to reconcile Net Income (Loss) to
Net Cash provided by (Used In) Operating Activities:
Depreciation and Amortization		893,508		779,661
Provision for Deferred Income Taxes		134,673		—
Loss on early extinguishment of Debt		566,838		__
Changes in Operating Assets and Liabilities:
Accounts Receivable		17,033		(238,618)
Inventory		(2,426,349)		435,319
Other Current Assets		(182,542)		5,350
Accounts Payable		(189,278)		(815,083)
Accrued Expenses		(31,569)		131,497
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(962,646)		1,039,708

INVESTING ACTIVITIES:
Payments for Property and Equipment		(160,390)		(411,921)
Payments for Rental Equipment		(135,699)		(497,520)
NET CASH PROVIDED BY INVESTING ACTIVITIES		(296,089)		(909,441)

FINANCING ACTIVITIES:
Proceeds from Notes Payable		495,924		2,047,176
Payments on Notes Payable		(5,618,427)		(2,799,475)
Payment on Note Payable - Related Party		(33,438)		(13,329)
Net Proceeds Borrowing Under Lines of Credit		6,348,546		502,126
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		1,192,605		(263,502)

NET DECREASE IN CASH & CASH EQUIVALENTS		(66,130)		(133,235)

Cash, beginning of period		197,752		553,625
Cash, end of period		$131,622		$420,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash Paid for Interest		$487,345		$614,257
Cash Paid for (Refund of) Income Taxes		$113,315		$303,566

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Cash Paid for Interest	$	__	$	__
Cash Paid for (Refund of) Income Taxes	$	__	$	__

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At September 30, 2019, the Company had working capital of approximately $4.8 million. We expect to generate sufficient cash flows from operations to meet our obligations, and we expect to continue to obtain financing for equipment purchases in the normal course of business. We believe that our expected cash flows from our long term rentals and operations plus availability under our credit facilities will be sufficient to operate in the normal course of business for the next 12 months.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved. Significant estimates in these unaudited interim financial statements include the allowance for doubtful accounts, inventory reserve, valuation allowance for deferred taxes, and estimated useful life of property and equipment.

Line of Credit Issuance Costs

We capitalize and amortize direct issue costs incurred in connection with our line of credit arrangements. Included in Other Assets in the accompanying balance sheet at September 30, 2019 are unamortized loan fees of $161,719. During the nine months ended September 30, 2019, the Company amortized $34,531 in loan fees.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Concentrations

For the nine months ended September 30, 2019, 22% of sales was due to two customers. For the nine months ended September 30, 2018, 13% of sales was due to one customer. The loss of one or more of these customers would have a negative impact on the Company’s financial results.

For the nine months ended September 30, 2019, 61% of purchases was due to three vendors, one of which accounted for 31% of purchases. For the nine months ended September 30, 2018, 48% of purchases was due to three vendors, one of which accounted for 24% of purchases. The loss of one or more of these vendors would have a negative impact on the Company’s financial results.

As of September 30, 2019, the Company has three customers comprising 65% of net accounts receivable. As of December 31, 2018, the Company has three customers comprising 53% of net accounts receivable . A loss of one of these customers would have a material effect on the Company.

As of September 30, 2019, the Company has three vendors comprising 65% of accounts payable. As of December 31, 2018, the Company has two vendors comprising 29% of accounts payable. A loss of one of these vendors would have a material effect on the Company.

Note 3 – Inventory

Inventory as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Parts and supplies	$277,237	$168,106
Heavy equipment	4,838,754	2,521,536
Total	$5,115,991	$2,689,642

All of the inventory is used as collateral for the lines of credit and notes payable (see Notes 6 and 7).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of September 30, 2019 and December 31, 2018, such consisted of the following:

	September 30, 2019	December 31, 2018
Furniture and Fixtures	$77,742	$74,768
Leasehold Improvements	467,188	410,072
Vehicles and Equipment	1,264,941	1,147,353
Total, at Cost	1,809,871	1,632,193
Less - Accumulated Depreciation	(807,666)	(643,641)
Total, Net	$1,002,205	$988,552

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $146,737 and $131,409, respectively.

All of the property and equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 7).

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 5 – Rental Equipment

Rental equipment as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Rental equipment	$6,750,279	$6,666,817
Less - Accumulated Depreciation	(2,681,925)	(1,987,695)
Total, Net	$4,068,354	$4,679,122

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $712,240 and $648,252, respectively.

All of the rental equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 7).

Note 6 – Lines of Credit

The Company has a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million, as amended. This credit facility expires March 22, 2022. The line of credit is secured by substantially all of the Company assets, other than those specifically secured by an existing agreement detailed in the following paragraph and bears interest at a rate of 10%, per annum, calculated on a 30/360 basis. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, for which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. Principal balance shall never exceed 75% of capital borrowed against in order to satisfy covenants. At September 30, 2019, the amount outstanding under this line of credit was $6,303,576 with $196,424 available for borrowing.

The Company has a line of credit with a finance company that provides for borrowing up to $500,000. The agreement may be terminated at any time with 45 days notice. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from the finance date. After the applicable free interest period, the interest calculates as follows; 30 day LIBOR plus 6.75% - rate after Free Period to Day 365; 30 day LIBOR plus 7.00% - Rate Day 366 to 720; 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095; 30 Day LIBOR plus 12.00% - Matured Rate Day 1096 and above. At September 30, 2019, the amount outstanding under this line of credit agreement was $361,472 with $138,528 available for borrowing.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 7 – Notes Payable

Notes payable as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$132,880	$132,880
Note Payable 007 to finance company dated June 16, 2015; interest at 12.7% per annum; monthly principal and interest payments of $1,343; due 60 months from issuance; secured by equipment; fully paid on March 31, 2019	__	20,863
Note Payable 010 to bank dated June 6, 2016; interest at 3.23% per annum; 60 monthly principal and interest payments of $2,655 and one final payment for $14,500; due 61 months from issuance; secured by equipment; fully paid on March 31, 2019	__	87,349
Note Payable 012 to finance company dated July 29, 2016; interest at 6.25% per annum; monthly principal and interest payments of $899; due 60 months from issuance; secured by equipment; fully paid on March 31, 2019	__	26,501
Note Payable 013 to finance company dated October 26, 2016; interest at 14.4% per annum; monthly principal and interest payments ranging from $1,400 to $14,850; due 26 months from issuance; secured by equipment; fully paid on March 31, 2019	__	14,106
Note Payable 015 to finance company dated February 1, 2017; interest at 8.5% per annum; monthly principal and interest payments of $4,546; due 24 months from issuance; secured by equipment; fully paid on March 31, 2019	—	4,514
Note Payable 018 to finance company dated June 9, 2017; interest at 25.7% per annum; monthly payments of $12,000; due 24 months from issuance; secured by equipment; fully paid on March 31, 2019	—	87,086
Note Payable 025 to finance company dated October 26, 2017; interest at 7.8% per annum; monthly principal and interest payments of $2,019; due 72 months from issuance; secured by equipment; fully paid by March 31, 2019	—	98,580
Payable to finance company; interest ranging from 7.80% to 9.04%; monthly payments of $97,090; due November 2021; secured by equipment; fully paid March 31, 2019	__	2,217,699
Note Payable 026 to finance company dated November 22, 2017; monthly principal payments of $27,900; due 36 months from issuance; secured by equipment; fully paid March 31, 2019	__	781,553
Note Payable 028 to finance company dated February 28, 2018; interest at 10% per annum; monthly principal and interest payments of $2,800; due 60 months from issuance; secured by equipment; fully paid March 31, 2019	__	124,588
Notes Payable 031, 034, 035 & 038 to finance company dated June 6 and 25, 2018, and September 7 and 25, 2018, respectively; interest at 10% per annum; monthly principal and interest payments for four months at $625 then one at $63,125, for six months at $1,000 then one at $99,000, three months at $1,900 then one at $191,000, four months at $1,400 then one at $141,400; secured by equipment; fully paid March 31, 2019	__	252,500
Notes Payable 036 & 040 to finance company; interest ranging from 7.658% to 7.75%; one payment at $3,787 then 35 monthly payments of $13,588, 24 monthly payments of $5,260; secured by equipment; fully paid March 31, 2019	__	531,116
Note Payable 033 to finance company; interest at 7.49% per annum; monthly principal and interest payments of $2,403; due 60 months from issuance; secured by equipment; fully paid March 31, 2019	__	136,188
Note Payable ROC 001 to finance company; interest at 2.90% per annum; monthly principal and interest payments of $4,749.37; due 48 months from issuance; secured by equipment.	200,751	__
Note Payable ROC 002 to finance company; interest at 2.9% per annum; monthly principal and interest payments of $3,422.31; due 48 months from issuance; secured by equipment	151,504
Other notes payable	30,000	97,328
Total	515,135	4,612,851
Less current portion	(30,000)	(296,618)
Long-term portion	$485,135	$4,316,233

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 8 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at September 30, 2019 and December 31, 2018 was $320,205 and $353,643, respectively. During the nine months ended September 30, 2019, $33,438 was repaid on this note payable. During the nine months ended September 30, 2018, $13,329 was repaid on this note payable.

Lease

The Company leases a building and real property in Chico, California under a five-year lease agreement from a trust whose trustee is the Company’s President. The lease provided for monthly lease payments of $9,800 per month, and expired on December 1, 2017. The Company is currently leasing the building and real property at the same rate on a month-to-month lease. Rent expense during the nine months ended September 30, 2019 and 2018, was $88,200 and $78,400, respectively.

Note 9 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value blank check preferred stock, of which no shares were issued and outstanding as of September 30, 2019 and December 31, 2018.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 753,415,879 were issued and outstanding as of September 30, 2019 and December 31, 2018.

During the nine months ended September 30, 2019, the Company did not issue any stock.

  AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 10 – Revenues

During the three and nine months ended September 30, 2019 and 2018, revenues and costs related to domestic and foreign sales of equipment are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Equipment Revenues and Other
Domestic	$3,302,228	$2,589,299	$10,702,161	$7,663,730
Export	—	—	517,000	57,500
Total Revenues and Other	3,302,228	2,589,299	11,219,161	7,721,230
Cost of Revenues and Other
Domestic	2,084,949	1,822,164	8,350,910	5,314,864
Export	—	—	403,298	24,889
Total Cost of Revenues and Other	2,084,949	1,822,164	8,754,208	5,339,763

Gross Profit	$1,217,279	$767,135	$2,464,953	$2,381,467

During the nine months ended September 30, 2019 and 2018, there were no foreign rentals of equipment.

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

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)
REVENUES
Sales of Equipment and Other Revenues	$9,395,942	$5,717,992
Rentals and Leases	1,823,219	2,003,238
Total Revenues	11,219,161	7,721,230
COST OF REVENUES
Sales of Equipment and Other Revenues	8,040,510	4,685,296
Rentals and Leases	713,698	654,467
Total Cost of Revenues	8,754,208	5,339,763
GROSS PROFIT	2,464,953	2,381,467
OPERATING EXPENSES
Selling Expense	315,447	249,015
General and Administrative	780,881	603,047
Total Operating Expenses	1,096,328	852,062
INCOME FROM OPERATIONS	1,368,625	1,529,405
OTHER INCOME (EXPENSE)
Interest Expense	(487,345)	(614,257)
Loss from Early Extinguishment of Debt	(566,838)	—
Other Income	53,913	130,000
Total Other Income (Expense)	(1,000,270)	(484,257)
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	368,355	1,045,148
BENEFIT (PROVISION) FOR INCOME TAXES	(113,315)	(303,566)
NET INCOME (LOSS)	$255,040	$741,582

Results of Operations

Operating Results for the Nine Month Period Ended September 30, 2019 as Compared to the Nine Month Period Ended September 30, 2018

We had revenue of $11,219,161 for the nine month period ending September 30, 2019 as compared to revenue of $7,721,230 for the nine month period ending September 30, 2018, a 45% increase. Sales of Equipment and Other Revenues for the nine month period ending September 30, 2019 were $9,395,942 and made up 84% of our Total Revenues. For the nine month period ending September 30, 2018, Sales of Equipment and Other Revenues made up $5,717,992, or 74%, of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $1,823,219, or 16%, in 2019 and in 2018, Rentals and Leases made up 26% of Total Revenues and totaled $2,003,238. Sales of Equipment and Other Revenues saw a larger number for the nine month period ending September 30, 2019 because we had multiple equipment sales to one of our long time regional customers. Rentals and Leases decreased due to an early buyout option under a lease contract which had revenues in September 30, 2018 of $400,000, none of which were included in September 30, 2019.

We had costs of revenue of $8,754,208 for the nine month period ending September 30, 2019 as compared to costs of $5,339,763 for the nine month period ending September 30, 2018. Our costs increased by $3,414,445, or 64%, while our revenues increased by 45%. We experienced a decline in gross profit as a percentage of Sales of Equipment and Other Revenues from 42% during the nine months ended September 30, 2018 to 26% as we had smaller margin from our parts and equipment sales due to competitive pressures.

We experienced an increase in operating expenses from $852,062 in the nine month period ending September 30, 2018 as compared to $1,096,328 in the nine month period ending September 30, 2019. This is an increase of approximately 29%.

From the nine month period ending September 30, 2018, to the nine month period ending September 30, 2019, our Interest Expense decreased from $614,257 to $487,345. This decrease is due to the debt refinancing that occurred in March 2019. We had a loss tied to this Early Extinguishment of debt in the amount of $566,838. We anticipate our overall cost of borrowings will decrease in the future.

We had a net profit of $255,040 for the nine month period ending September 30, 2019 as compared to net income of $741,582 for the nine month period ending September 30, 2018. In connection with the refinancing of our debt, we incurred early termination fees and were required to pay unearned interest along with repayment of outstanding principal balances. The total costs resulted in a loss from early extinguishment of debt of $566,838, which resulted in a net loss for the six month period ending June 30, 2019. Without those fees, net profit for the nine month period ending September 30, 2019 would have been $821,872 which is a 10% increase over the same time frame the previous year.

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

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2019, we used Net Cash from Operating Activities of $962,646, largely due to increases in inventory for sales orders in the latter half of 2019, offset by depreciation and amortization of $893,508 and a loss tied to the Early Extinguishment of debt in the amount of $566,838.

We used Net Cash for Property and Equipment of $160,390, and Rental Equipment of $135,699. We did not have significant increases in lease equipment requirements.

We received Proceeds from our two lines of credit of $6.3 million, which we used to retire many of our existing notes payable and purchase more equipment for resale. Overall Net Cash Provided by Financing Activities provided $1,198,605, which was primarily used to fund inventories.

Liquidity

At September 30, 2019, we had working capital of approximately $4.8 million. We expect to generate sufficient cash flows from operations to meet our obligations, and to continue to obtain financing for equipment purchases in the normal course of business at lower overall costs of borrowings. We believe that our expected cash flows from operations and our commitments for the above referenced credit facility will be sufficient to operate in the normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2019, due to the presence of material weaknesses, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of September 30, 2019 with material weaknesses present in our internal control over financial reporting continuing to exist at September 30, 2019. We have established an audit committee of our Board of Directors comprised of three independent directors. We have updated accounting policies and procedures and have segregation of duties but with such a small accounting department and one person handling multiple procedures, it is challenging to find every error.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2019. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there was a change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change was to establish an audit committee of our board of directors comprised of three independent directors.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

AMERAMEX INTERNATIONAL, INC.

Date: November 14, 2019	By	/s/Lee Hamre
Lee Hamre
President

