Form 10-K
period 2019-12-31
Ameramex International Inc
filed 2020-06-05
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number: 000-56054

AmeraMex International, Inc.
(Exact name of registrant as specified in its charter)
Nevada	88-0501944
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
3930 Esplanade Chico, CA	95973
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 530-895-8955

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share	Trading Symbol(s)
(Title of Each Class)	AMMX

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).

☑   Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑   No

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $6,780,743.

The registrant had 753,415,879 shares of common stock outstanding as of May 26, 2020.

[DOCUMENTS INCORPORATED BY REFERENCE]

None.

i

EXPLANATORY NOTE

Reliance on Relief Order.

On March 24, 2020, we filed a current report on Form 8-K in compliance with and in reliance upon the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”) to delay the filing of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”) due to circumstances related to the coronavirus disease 2019 (“COVID-19”).

On May 6, 2020, we filed a Rule 12b-25 notification of late filing of our Form 10-K indicating that we required additional time to review and prepare certain information in our financial statements following delays resulting from the COVID-19 pandemic related audit field work completion challenges.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, and projections about us and our industry. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “seek,” and other similar expressions that are intended to identify forward-looking statements. They include statements regarding our:

●	Financial position;

●	Business plans;

●	Budgets;

●	Amount, nature, and timing of capital expenditures;

●	Cash flow and anticipated liquidity;

●	Future operations of unknown nature costs;

●	Acquisition and development of other technology;

●	Future demand for any products and services acquired; and

●	Operating costs and other expenses.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted. All statements other than statements of historical facts included in this Annual Report including, without limitation, any projections and assumptions in this Annual Report, are forward-looking statements. Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include:

●	General economic conditions;

●	Our cost of operations;

●	Our ability to generate sufficient cash flows to continue operating;

●	Availability of capital;

●	The strength and financial resources of our competitors;

●	Our ability to find and retain skilled personnel; and

●	The lack of liquidity of our common stock.

You should not place undue reliance on these forward-looking statements, which reflect our management’s view only on the date of this Annual Report. We undertake no obligation to update these statements or to report the result of any revision to the forward-looking statements that we may make to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 1.	BUSINESS.

Recent Developments Related to the COVID-19 Outbreak

All of the disclosures set forth in Item 1 below should be read in the context of the recent COVID-19 related developments discussed immediately below.  All of the disclosures recited in “Recent Developments Related to the COVID-19 Outbreak” are as of the date of this filing.

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, our business, customers, and shareholders may experience a significant negative impact.

COVID-19 Update

AmeraMex has been approved by the Small Business Administration (SBA) for the following financial assistance:

●	The Company will receive $228,442 under the SBA Paycheck Protection Program.
●	The Company has been approved for up to $2 million by the SBA for a Disaster Assistance Loan. The amount of the loan and the loan terms are not yet finalized.

AmeraMex is mandating a work-from-home policy for its sales, administrative, and accounting employees. Shop employees are busy servicing contracts with our essential customers and are often traveling to do so. They are practicing social distancing and we are only allowing one customer in the facility at a time. Our Company has worked out payment schedules with our customers in need of assistance and, in turn, has accepted all assistance offered by our vendors.

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “AmeraMex,” or the “Company” are to AmeraMex International, Inc.

Organization

We were originally incorporated as Hamre Equipment Company, Inc. in California on November 17, 1989. We merged into AmeraMex International, Inc., a Nevada corporation, on May 29, 1990.

Objectives

●	Continue to develop and expand the availability of our products to the heavy equipment industry
●	Expand online, direct, wholesale, and government sales (both domestic and international)
●	Expand our construction equipment division

Description of Business and Principal Products or Services

We sell, lease, and rent heavy equipment to companies within four industries:

1.	Construction (light and infrastructure);
2.	Shipping logistics;
3.	Mining; and
4.	Commercial farming.

With customers in the United States, Canada, Latin America, Asia, and Africa, we have over 30 years of experience in heavy equipment sales and service and inventories of top-of-the-line equipment from manufacturers such as Taylor Machine Works Inc. and Terex Heavy Equipment.

Our parts warehouse contains a sizeable heavy equipment parts inventory, ensuring that we have the necessary parts on hand to maintain and repair all lines of represented equipment. Our in-house and field technicians solve service needs to get equipment back on the job as quickly as possible.

Our service facility is equipped with overhead cranes, a paint shop, and a welding-fabricating shop. The facility includes modern, specialized tools and state-of-the-art diagnostic equipment. Our service staff has access to manufacturers’ technical specifications to speed repairs.

Distribution Network

We sell, lease, and rent heavy equipment to a wide variety of industries, including construction, mining, infrastructure, logging, logistics, transportation, and commercial farming. We are authorized dealers for manufacturers such as Taylor Machine Works, Terex Heavy Equipment, Barko Hydraulics, Genie, and Menzi Muck.

We acquire used equipment for resale through trade-ins from our customers, returned customer leases, and selective purchases. We also sell parts and provide repair and maintenance services directly to customers at our Northern California location.

Hamre Heavy Haul, one of our divisions, operates a fleet of heavy haul equipment which includes a fleet of Kenworth trucks and Cozad heavy haulers to transport heavy equipment for our purchase and lease customers as well as others throughout the United States.

Our end-user base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies, and domestic and foreign government agencies.

We obtain new customers in several different ways:

●	Current customer referrals;
●	Website;
●	Billboard advertisements;
●	Company location where our inventory yard is highly visible from the freeway;
●	Monitoring government websites, bidding on jobs and winning contracts; and
●	Authorized equipment maker referrals.

Governmental Regulation

We are subject to numerous federal, state, and local rules and regulations, including regulations promulgated by the Environmental Protection Agency and similar state agencies with respect to storing, shipping, disposing, discharging, and manufacturing hazardous materials and hazardous and non-hazardous waste. These activities are associated with the repair and maintenance of our equipment and customers’ equipment. Compliance with these rules and regulations has not had any material effect on our operations, nor do we expect it to in the future. Further, we have not made, and do not anticipate making, any material capital expenditures in compliance with environmental regulations. However, there can be no assurance that these expectations will prove to be accurate, particularly if regulations change, unforeseen incidents occur or unknown past contamination or non-compliance is discovered, among other similar events.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,070,000,000 in annual gross revenue and did not have such amount as of December 31, 2019, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,070,000,000 or (ii) we issue more than $1,070,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis Disclosures;

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation. In addition, under Section 14(a) of the Exchange Act, we will be required to file preliminary and definitive proxy statements to ensure that shareholders' rights are upheld.

We have already taken advantage of these reduced reporting burdens in this Annual Report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.  We are choosing to irrevocably opt in to the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

History

We have grown from a used forklift dealer in Northern California to the owner and operator of a multi-million dollar fleet of heavy equipment for sale, lease, or rent to companies in the United States, Canada, Latin America, Asia, and Africa.

The Company has three business units:

1. Hamre Equipment Inc.;

2. Hamre Heavy Haul; and

3. Hamre Parts & Service Organization.

These units are authorized dealers for well-known equipment manufacturers and carry a large inventory of heavy equipment and Hamre Parts & Service Organization includes a complete maintenance organization with a large parts inventory and service department.

We supply heavy equipment to many different industries. Currently, the majority of our revenue is from the sales of new and refurbished container handlers to portside logistics companies. In addition to this line of work, we have an extensive equipment inventory for infrastructure development. Growing demand for infrastructure development typically calls for equipment to be rented, rather than purchased, allowing us to maximize the use of our inventory.

The Hamre Heavy Haul business unit includes a customized fleet of heavy haul equipment and was initially formed to transfer heavy equipment for AmeraMex, however, in recent years, we have expanded to market our heavy haul services to third-party companies throughout the United States.

Strategy

We have a clearly defined strategy to find opportunities that expand our reach within the United States and internationally. We now have customers in over 12 countries. As we continue to sell new equipment to U.S. customers, we purchase older equipment from well-respected brands that may not meet EPA Tier III requirements in the U.S., and refurbish the equipment to like-new condition. The equipment is sold AS IS with NO warranty agreement. The equipment is then marketed internationally. Our target markets for sales of new and refurbished equipment are:

●	Canada
●	Indonesia
●	Pakistan
●	Germany
●	Singapore
●	Vietnam
●	China
●	Russia
●	India
●	The Middle East
●	West Africa
●	Central America
●	Mexico

Opportunities

We believe the demand for leased or rented equipment is growing. Companies within the construction and logistics industries hesitate to purchase equipment that may become idle if related markets weaken. Additionally, the cost of many types of heavy-duty equipment and container handlers has increased substantially because of new federal emission control standards. Due to these and other concerns, many companies forgo purchasing and instead rent or lease needed equipment.

Internationally, our ongoing expansion, specifically within Western Africa, allows us to take advantage of the improving global infrastructure construction market and the increased import and export of natural resources. We have already established marketing opportunities within the governments of several West African countries.

The current trade issues with China have no bearing on our business or current plans. However, trade issues between the United States and China are constantly evolving and the future could bring about potential negative impacts on our business, including increased costs and higher prices.

Market

Our market is highly competitive and constantly changing. Commercial success is frequently dependent upon capital availability, the effectiveness and sufficiency of which are very difficult to accurately predict. It is one of the principal economic risks of companies in our industry.

According to the “Heavy Construction Equipment Market Size, Share & Trend Analysis Report By Product (Earth Moving, Material Handling, Concrete & Road Construction), By Application, And Segment Forecasts, 2018 – 2025,” published by Grand View Research in January 2018 (the “Construction Equipment Report”): “The global heavy construction equipment market size was valued at $55.9 billion in 2016. Increased investment in the infrastructure sector is expected to drive growth over the forecast period. Heavy duty construction equipment is likely to witness high demand from the infrastructure sector owing to a rise in construction activities.”

Competition

There is a large number of companies and individuals engaged in the provision of construction equipment; accordingly, there is a high degree of competition in our industry. Many of the companies and individuals with whom we compete have substantially greater technical, personnel, and financial resources than us. In view of our limited financial resources, we will continue to be at a significant competitive disadvantage compared to our competitors.

According to the Construction Equipment Report, global vendors such as Caterpillar, Komatsu Ltd., and AB Volvo are some of the leading market players in the heavy equipment industry. These vendors dominate the market in terms of technology, experience, and quality.

A rise in prominence of Chinese vendors in the industry has been observed in the last few years. Manufacturers in China have capitalized on government-funded infrastructure projects and are continuously evolving and in some circumstances, acquiring European vendors.

Some other key players in the market for heavy duty construction equipment are Hitachi Construction Machinery Co. Ltd., Liebherr, Deere & Company, Doosan Bobcat, XCMG Group, SANY Group, and Zoomlion Heavy Industry Science & Technology Co. Ltd.

Amount Spent on Research and Development

None.

Employees

As of December 31, 2019, we have 16 full time employees and 1 part time employee. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	PROPERTIES

We lease a building and real property in Chico, California from a trust whose trustee is Lee Hamre, our Chief Executive Officer for monthly lease payments of $9,800. We are currently leasing the building and real property on a month-to-month basis. The total rent for 2019 was $117,600, the total rent for 2018 was $107,800 and total rent for 2017 was $117,600.

ITEM 3.	LEGAL PROCEEDINGS

We anticipate that we will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations. As of the filing of this Annual Report, we are party to two pending legal proceedings.

On May 5, 2020, Liebherr-America, Inc. d/b/a Liebherr USA, Co. (“Liebherr”) filed a Complaint in United States District Court for the Eastern District of Virginia (Newport News Division) against Ameramex International, Inc. and Ceres Terminals Incorporated (collectively the “Defendants”) seeking a declaratory judgment against the Defendants for alleged negligence that resulted in a fraudulent wire transfer. Our Company intends to vigorously defend against these claims.

On May 12, 2020, Ceres Terminals Incorporated filed a Complaint in United States District Court for the Eastern District of Virginia (Newport News Division) against Hamre Equipment Company a/k/a Ameramex International, Inc. (Defendant) seeking a judgement against the Defendant for breach of contract. Our Company intends to vigorously defend against these claims.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

Our stock is quoted with the OTC Markets Group, Inc., also known as Pink Sheets. Our trading symbol is AMMX. This is not considered a market, and, therefore, there is currently no public market for our Common Stock.

The following table sets forth, for the periods indicated the quarterly high and low bid prices per share as reported by OTC Markets. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Price(Bid)	Low Price(Bid)
Year ended December 31, 2019
First Quarter (Jan-Mar)	$0.0213	$0.0128
Second Quarter (April-June)	$0.0196	$0.0145
Third Quarter (July-Sept)	$0.0196	$0.0138
Fourth Quarter (Oct-Dec)	$0.0139	$0.0086

Period	High Price(Bid)	Low Price(Bid)
Year ended December 31, 2018
First Quarter (Jan-Mar)	$0.0087	$0.0049
Second Quarter (April-June)	$0.0222	$0.0096
Third Quarter (July-Sept)	$0.0232	$0.0125
Fourth Quarter (Oct-Dec)	$0.0198	$0.0123

Rules Governing Low-price Stocks That May Affect Our Stockholders' Ability to Resell Shares of Our Common Stock

We are a “penny stock” company, as our stock price is less than $5.00 per share. If we are able to obtain an exchange listing for our stock, we cannot make an assurance that we will be able to maintain a stock price greater than $5.00 per share and if the share price were to fall below such threshold, that we would not be subject to the penny stock rules.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

We have approximately 258 record holders of our common stock as of the date of this Annual Report according to the records of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Our transfer agent is Pacific Stock Transfer Company, 6725 Via Austi Parkway, #300, Las Vegas, Nevada, 89119. Their telephone number is (702) 361-3033.

Dividends

We have not declared a dividend on our common stock, and we do not anticipate the payment of dividends in the near future as we intend to reinvest our profits to grow our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Employees Stock Compensation Plan

We do not have a Stock Option Plan as of the date of this filing.

Recent Sales of Unregistered Securities.

During the year ended December 31, 2016, we issued 14,125,000 shares of common stock to officers, directors, and employees for services rendered valued at $108,763. In addition, during the year ended December 31, 2016, we issued 75,000,000 shares of common stock to an officer and director for the settlement of $80,000 in related party debt and accounts payable.

On March 10, 2016, an aggregate of 25,000,000 shares of common stock were issued to McCloud Communications for investor relations services valued at $97,500 for 2015; 50,000,000 shares of common stock were issued to Lee Hamre for a $185,000 partial repayment of a $700,000 loan to us; and 500,000 shares of common stock were issued to Michael Maloney for services valued in the amount of $1,850.

On February 12, 2016, an aggregate of 12,000,000 shares of common stock were given to three board members as compensation for their services during 2015. Michael Maloney, Lee Hamre, and Marty McCloud were each awarded 4,000,000 shares of common stock. The value of the services rendered for each director was calculated to be $15,000.

During 2019 and 2018, we did not issue any shares of common or preferred stock.

All issuances were exempt from the registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief, or current expectations, primarily with respect to the future operating performance of our company and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks, uncertainties, and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements. The following discussion and analysis of financial condition and results of our operations is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

Overview

We sell, lease, and rent heavy equipment to companies within four industries: construction (light and infrastructure), shipping logistics, mining, and commercial farming. With customers in the United States, Canada, Latin America, Asia, and Africa, we have over 30 years of experience in heavy equipment sales and service and inventories of top-of-the-line equipment from manufacturers such as Taylor Machine Works Inc. and Terex Heavy Equipment.

We were originally incorporated as Hamre Equipment Company, Inc. in California on November 17, 1989. We merged into AmeraMex International, Inc., a Nevada corporation, on May 29, 1990.

Selected Financial Data:

Statement of Income for the Years Ended December 31, 2019 and 2018.

	2019	2018
REVENUES	(audited)	(audited)
Sales of Equipment and Other Revenues	$10,296,901	$7,027,948
Rentals and Leases	2,358,337	2,769,906
Total Revenues	12,655,238	9,797,854

COST OF REVENUES
Sales of Equipment and Other Revenues	9,343,196	5,700,920
Rentals and Leases	951,366	985,584
Total Cost of Revenues	10,294,562	6,686,504

GROSS PROFIT	2,360,676	3,111,350

OPERATING EXPENSES
Sales and Marketing	448,415	325,519
General and Administrative	978,560	834,394
Total Operating Expenses	1,426,975	1,159,913
INCOME FROM OPERATIONS	933,701	1,951,437

OTHER INCOME (EXPENSE)
Interest Expense	(747,855)	(828,585)
Loss from Early Extinguishment of Debt	(482,908)	—
Other Income	131,423	131,165
Total Other Income (Expense)	(1,099,340)	(697,420)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(165,639)	1,254,017

PROVISION (BENEFIT) FOR INCOME TAXES	(75,345)	368,422

NET INCOME (LOSS)	$(90,294)	$885,595

Results of Operations

Fiscal Year Ended December 31, 2019 (audited) as compared to the Fiscal Year Ended December 31, 2018 (audited)

We had revenue of $12,655,238 for the year ended December 31, 2019 as compared to revenue of $9,797,854 for the year ended December 31, 2018, a 29% increase. This increase is attributed to a very large order of new equipment for one of our long standing customers as well as a general economic improvement for business as the economy continues to rebound from the economic downturn.

Sales of Equipment and Other Revenues in 2019 were $10,296,901 and made up 81% of our Total Revenues and in 2018 made up $7,027,948, or 71.7%, of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, were $2,358,337, or 19%, in 2019 and in 2018, Rentals and Leases made up 28.3% of Total Revenues and totaled $2,769,906.

From 2018 to 2019, Sales of Equipment and Other Revenues increased $3,268,953, or 47%, while during the same period Rentals and Leases decreased $411,569, or 15%. In 2019, one of our long term rental contracts ended which caused the decrease year over year in Rentals and Leases. In 2019 we delivered a large order of new equipment to one of our long time customers which accounted for the spike in Sales of Equipment.

We had costs of revenue of $10,294,562 for the year ended December 31, 2019 as compared to costs of $6,686,504 for the year ended December 31, 2018. Our costs increased by $3,608,058, or 55%, while our revenues increased by 29%. This is as a result of the higher cost of new and used equipment as well as the increased hauling costs.

We experienced an increase in operating expenses from $1,426,975 in 2019 as compared to $1,159,913 in 2018. This increase of approximately 23% in operating expenses is a result of the expanded marketing program that was started in 2019 as well as an increase in travel by both our sales and service teams.

From 2018 to 2019, our Interest Expense decreased from $828,585 to $747,855. This decrease is due in part to a March 28, 2019 payoff of all debt tied to a line of credit for borrowing and refinancing up to $6.5 million with an interest rate of 10% per annum, due monthly. This line of credit expires March 22, 2022. Upon funding of the line of credit, proceeds were used to repay one of our outstanding lines of credit in addition to other notes payable (see Note 7). Based upon the refinance of these notes, we anticipate interest expense in 2020 will be lower than interest expense in 2019. As part of this payoff, there was a one-time Early Extinguishment of Debt that amounted to $482,908.

We had net loss of $(90,294) for the year ended December 31, 2019 as compared to net income of $885,595 for the year ended December 31, 2018. We had a decrease of 110% in our net income due in part to two main factors: an Early Extinguishment of Debt that amounted to $482,908 and a Joint Venture Liability that was initially recorded as revenue but ultimately adjusted in the fourth quarter amounting to $459,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Liquidity and Capital Resources

Summary of Cash Flows Fiscal 2019 and Fiscal 2018

	2019 (audited)	2018 (audited)
Net cash provided by operating activities	$(2,491,724)	$1,420,165
Net cash used in investing activities	(795,205)	(2,279,220)
Net cash provided by financing activities	3,203,681	503,182
Net increase (decrease) in cash and cash equivalents	(83,248)	(355,873)
Cash and cash equivalents, beginning of years	197,152	553,625
Cash and cash equivalents, end of year	$114,504	$197,752

Our Net Income from 2018 to 2019 decreased by $975,889 from $885,595 in 2018 to $(90,294) in 2019. As of December 31, 2018, our Net Cash provided by Operating Activities was $1,420,165. This number increased to $2,491,724 as of December 31, 2019. Comparing December 31, 2018  to December 31, 2019, our Accounts Receivable decreased from $182,641 to $42,095, our Inventory was increased by $381,787 as of December 31, 2018 and as of December 31, 2019, Inventory had increased by $2,142,641. Accounts Payable as of December 31, 2018 was $937,588, but by December 31, 2019, our Accounts Payable was reduced by $777,227.

As of December 31, 2018, our Payments for Property and Equipment was $473,757 and as of December 31, 2019 was $419,293. Payments for Rental Equipment as of the end of 2018 was $1,936,628 and as of the end of 2019 was $375,912. Proceeds from Sale of Equipment was consistent and as of the end of 2018, proceeds were $131,165 and as of the end of 2019, proceeds were $0. Overall, Net Cash Used in Investing Activities as of the end of 2018 was $2,279,220 and $795,205 by the end of 2019.

We received Proceeds from Notes Payable as of December 31, 2018 of $2,843,059 and as of December 31, 2019, the amount was $960,505, a decrease of $1,882,554, which is a decrease of 66%. Payments on Notes Payable increased as of the end of 2019 to $4,144,680 from $2,577,325 at the end of 2018. This is an increase of $1,567,355, or 63%. There was a Joint Venture Liability in 2019 for $459,500, this is a 100% increase over $0 for 2018. In addition, the Net Borrowings under Lines of Credit as of the end of 2019 was $5,947,205 compared to $286,456 at the end of 2018, an increase of $5,660,749, which is 1976%. Overall Net Cash Provided by Financing Activities went from $503,182 as of the end of 2018 to $3,203,681 as of the end of 2019, due to the increase in Net Borrowings under Lines of Credit, an increase in the amount of Payments on Notes Payable and a Joint Venture Liability.

We expect to generate sufficient cash flows from operations to meet our obligations, and to continue to obtain financing for equipment purchases in the normal course of business. On March 28, 2019, we entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6,500,000. We believe that our expected cash flows from operations and our commitments for the above referenced credit facility will be sufficient to operate in the normal course of business.

Management may sell and lease equipment and obtain additional debt financing to acquire equipment and provide cash flow for operations.

As of December 31, 2019, we had a working capital surplus of $3.8 million.

Critical Accounting Policies

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our inventory consists of used equipment held for sale and includes parts and attachments. Our inventory is valued at the lower of the inventory’s cost (specific identification or first in, first out basis) or the current market price of the inventory, less costs to sell. Our expenditures for transporting equipment to our facility and refurbishment costs, including parts and labor, are added to the value of the inventory and these costs are capitalized. Our management compares the cost of inventory with its market value and allowances are made to write down inventory to market value, if market value is lower.

Expenditures for maintenance and repairs for property and equipment and rental equipment are expensed as incurred. Any additional renewals and improvements to property and equipment and rental equipment, and which extend its useful life, are capitalized. When these assets are retired or otherwise disposed of, the related costs for the assets and the accumulated depreciation are removed from the respective accounts. Any gain or loss is included in our operations. We depreciate these assets using the straight-line method for substantially all assets with estimated lives as follows:

Furniture and Fixtures	5-7 years.
Leasehold Improvements	Estimated life of the asset as building is owned by Hamre and leased on a month-to-month basis
Vehicles	3-5 years
Equipment	5-7 years
Rental equipment	5-7 years

For the impairment or disposal of our long-lived assets (assets expected to be kept for at least one year) used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the type of asset are less than the asset’s carrying amounts, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Any loss on long-lived assets which are disposed are determined in a similar manner, however, the fair values are reduced for the cost of disposal. In 2019 and 2018, we do not believe we had any impairment of our long-lived assets.

Revenue Recognition

Our primary source of generating revenue is through the sale and rental of heavy equipment. In accordance with accounting rules, we recognize revenue when the customer obtains control of the promised equipment and reflect what we are paid in exchange for the equipment. To determine our revenue recognition depending upon whether the equipment is sold or leased, we perform the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) calculate the transfer price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) the customer satisfies a performance obligation. In the event any revenue does not meet these recognition criteria, such revenue will be deferred.

Equipment Sales – We recognize revenue from the sale of equipment upon delivery of the equipment to the customer and passing the risk of loss to the customer, and when we have no other significant obligations with regard to the equipment and collectability of the revenue from the customer is reasonably assured.

Equipment Rentals – Our rental revenues are made up of short-term agreements with monthly or annual terms. We recognize rental revenues in the month rental payments are due based upon the accrual method of accounting. Our equipment lease agreements contain varying terms, but typically range from one to five years for commercial entities. In addition to commercial entities, we also have lease agreements with various governments that have terms of 12 to 24 months and contain options to renew annually through five years. When lease terms are completed, and depending on the specific lease agreement, our customers may have the option to return the equipment, to renew the lease term, purchase the equipment at fair market value, or continue to rent the equipment on a month-to-month basis. Our agreements do not contain provisions for contingent rentals, which would allow rentals to cease or continue based upon certain defined events. Rental revenues for equipment leases are recognized upon receipt. Our initial direct costs for rental equipment are capitalized and amortized over the expected term of the applicable lease. To date, initial direct costs for operating leases have not been significant.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERAMEX INTERNATIONAL, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of AmeraMex International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AmeraMex International, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditor since 2016.

Newport Beach, California

June 5, 2020

AMERAMEX INTERNATIONAL, INC.

BALANCE SHEETS

DECEMBER 31, 2019 and 2018

	2019	2018
ASSETS

Current Assets:
Cash	$114,504	$197,752
Accounts Receivable, Net	589,710	631,805
Inventory	4,832,283	2,689,642
Other Current Assets	206,945	289,060
Total Current Assets	5,743,442	3,808,259
Noncurrent Assets:
Property and Equipment, Net	1,179,794	988,552
Rental Equipment, Net	4,036,612	4,679,122
Other Assets	489,562	234,074
Total Noncurrent Assets	5,705,968	5,901,748
TOTAL ASSETS	$11,449,410	$9,710,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$531,806	$1,309,032
Accrued Expenses	79,787	118,291
Joint Venture Liability	459,500	—
Line of Credit	408,033	—
Notes Payable, Current Portion	386,528	296,618
Total Current Liabilities	1,865,654	1,723,941
Long-Term Liabilities:
Deferred Tax Liability	226,339	301,680
Note Payable - Related Party	334,794	353,643
Notes Payable, Net of Current Portion	559,235	4,316,233
Line of Credit	6,313,628	774,456
Total Noncurrent Liabilities	7,433,996	5,746,012
TOTAL LIABILITIES	$9,299,650	$7,469,953
Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 753,415,879 shares issued and outstanding at December 31, 2019 and 2018	753,416	753,416
Additional Paid-In Capital	20,781,087	20,785,924
Treasury Stock	—	(4,837)
Accumulated Deficit	(19,384,743)	(19,294,449)
Total Stockholders’ Equity	2,149,760	2,240,054
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$11,449,410	$9,710,007

The accompanying notes are an integral part of these financial statements

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	2019	2018
REVENUES
Sales of Equipment and Other Revenues	$10,296,901	$7,027,948
Rentals and Leases	2,358,337	2,769,906
Total Revenues	12,655,238	9,797,854

COST OF REVENUES
Sales of Equipment and Other Revenues	9,343,196	5,700,920
Rentals and Leases	951,366	985,584
Total Cost of Revenues	10,294,562	6,686,504

GROSS PROFIT	2,360,676	3,111,350

OPERATING EXPENSES
Sales and Marketing	448,415	325,519
General and Administrative	978,560	834,394
Total Operating Expenses	1,426,975	1,159,913
INCOME FROM OPERATIONS	933,701	1,951,437

OTHER INCOME (EXPENSE)
Interest Expense	(747,855)	(828,585)
Loss from Early Extinguishment of Debt	(482,908)	—
Other Income	131,423	131,165
Total Other Income (Expense)	(1,099,340)	(697,420)

INCOME (LOSS) BEFORE BENEFIT/PROVISION FOR INCOME TAXES	(165,639)	1,254,017

BENEFIT/PROVISION FOR INCOME TAXES	(75,345)	368,422

NET INCOME (LOSS)	$(90,294)	$885,595

Weighted Average Shares Outstanding:
Basic	753,415,879	753,415,879
Diluted	753,415,879	753,415,879
Earnings per Share :
Basic	$—	$—
Diluted	$—	$—

The accompanying notes are an integral part of these financial statements

AMERAMEX INTERNATIONAL, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2017	753,415,879	$754,017	$20,785,924	$(5,438)	$(20,180,044)	$1,354,459

Common Stock Adjustment	—	(601)	—	601	—	—

Net Income	—	—	—	—	885,595	885,595

Balance, December 31, 2018	753,415,879	753,416	20,785,924	(4,837)	(19,294,449)	2,240,054

Retirement of Treasury Stock	—	—	(4,837)	4,837	—	—

Net Loss	—	—	—	—	(90,294)	(90,294)

Balance, December 31, 2019	753,415,879	$753,416	$20,781,087	$—	$(19,384,743)	$2,149,760

The accompanying notes are an integral part of these financial statements.

AMERAMEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
OPERATING ACTIVITIES
Net Income (Loss)	$(90,294)	$885,595
Adjustments to reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation	1,246,777	1,183,438
Provision/Benefit for Deferred Income Taxes	(75,345)	305,362
Gain on Sale of Property and Equipment	—	(131,165)
Gain/Loss on early Extinguishment of Debt	(482,908)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	42,095	(182,641)
Inventory	(2,142,641)	381,787
Other Current Assets	(173,677)	(36,965)
Accounts Payable	(777,227)	(937,588)
Accrued Expenses	(38,504)	(47,658)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,491,724)	1,420,165

INVESTING ACTIVITIES
Payments for Property and Equipment	(419,293)	(473,757)
Payments for Rental Equipment	(375,912)	(1,936,628)
Proceeds from Sale of Equipment	—	131,165
NET CASH USED IN INVESTING ACTIVITIES	(795,205)	(2,279,220)

FINANCING ACTIVITIES
Proceeds from Notes Payable	960,505	2,843,059
Payments on Notes Payable	(4,144,680)	(2,577,325)
Payment on Note Payable - Related Party	(18,849)	(49,008)
Proceeds from Joint Venture Partner	459,500	—
Net Borrowings Under Lines of Credit	5,947,205	286,456
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,203,681	503,182

NET DECREASE IN CASH AND CASH EQUIVALENTS	(83,248)	(355,873)

Cash and Cash Equivalents, beginning of year	197,752	553,625
Cash and Cash Equivalents, end of year	$114,504	$197,752

CASH PAID FOR
Interest	$747,855	$799,831
Income Taxes	$75,345	$64,247

NON CASH INVESTING AND FINANCING ACTIVITIES
Transfer of inventory to rental equipment	$—	$1,111,066
Equipment financed under capital leases	$812,099	$1,411,604
Transfer of rental equipment to inventory	$35,470	$185,591

The accompanying notes are an integral part of these financial statements.

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At December 31, 2019, the Company had working capital of approximately $3.8 million. On May 1, 2020, the Company received a Paycheck Protection Program Loan in the amount of $228,442 to cover payroll and utility expenses during the Pandemic. The Company is following the government guidelines and tracking costs to insure 100% forgiveness of the loan. On April 21, 2020, the Company was approved and received a $10,000 advance on an SBA Loan for $2 million. We have not received the final breakdown on terms, but typically the loan is at 3.75% interest for a 30 year term with the first six (6) months of payments deferred. Funding on this loan is anticipated within the next two weeks. Finally, we received an increase in one of our equipment lines of credit from $500,000 to $1,050,000. Moving forward, we expect to generate sufficient cash flows from operations to meet our obligations, and we expect to continue to obtain financing for equipment purchases in the normal course of business. We believe that our expected cash flows from operations, together with our current credit facility, will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, as a result of which the Company is subject to additional risks and uncertainties. In response to the pandemic, governments and organizations have taken preventative or protective actions, such as temporary closures of non-essential businesses and “shelter-at-home” guidelines for individuals. As a result, the global economy has been negatively affected, and the Company’s business has been negatively affected in a number of ways. The Company has had several large transactions that have been put on hold until the State of California is reopened. In addition, the Company has all sales, administrative and account employees working from home. Shop employees are practicing social distancing and we only allow one customer in the facility at a time. Most directly, a number of states and local governments have taken steps that have prohibited or curtailed the sale of equipment or curtailed construction activities during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impede equipment sales. The severity of the impact of COVID-19 on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms. Given the dynamic nature of this situation, the Company cannot predict with absolute certainty, the impact of COVID-19 on its financial condition, results of operations or cash flows.

Basis of Presentation

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and Generally Accepted Accounting Principles (U.S. GAAP). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments.

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

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At times, cash deposits may exceed FDIC- insured limits. As of December 31, 2019 and 2018, no amounts exceeded the FDIC-insured limit. The Company has not experienced any losses related to a concentration of cash or cash equivalents in an FDIC insured financial institution.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $28,000 and $87,000, respectively.

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Inventory

Inventory consists of used equipment held for sale, as well as parts and attachments. Inventory is valued at the lower of the inventory’s cost (specific identification or first in, first out basis) or the current market price of the inventory, less costs to sell. Expenditures for inbound transportation and refurbishment costs, including parts and labor which add to the value of the inventory are capitalized. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Property and Equipment, and Rental Equipment

Property and equipment and rental equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and improvements, which extend the useful life of the assets, are capitalized. When these assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is provided using the straight-line method for substantially all assets with estimated lives as follows:

Furniture and fixtures	5-7 years
Leasehold improvements	Estimated life of the asset as building is owned by Hamre and leased on a month to month basis
Vehicles	3-5 years
Equipment	5-7 years
Rental equipment	5-7 years

Other Assets

Other assets at December 31, 2019 and 2018, consist principally of cash surrender value of life insurance policies.

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review as of December 31, 2019 and 2018, the Company believes there was no impairment of its long-lived assets.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of December 31, 2019 and 2018, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company generates revenues primarily through the sale and rental of heavy equipment. In May 2014 and in subsequent updates, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended, and referred herein as ASC 606. ASC 606 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASC 606 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606 was effective for interim and annual periods beginning after December 15, 2017.

Effective January 1, 2018, the Company adopted ASC 606, with no significant impact on our financial statements. In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that the Company deems are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) calculate transfer price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Any revenues that do not meet these recognition criteria will be deferred.

Equipment Sales

The Company recognizes revenue from equipment sales upon delivery of the equipment to the customer and the risk of loss passes to the customer and, no other significant obligations of the Company exist and collectability is reasonably assured.

Equipment Rentals

Rental revenues comprise of short term agreements that can have monthly or annual terms. Rental revenues are recognized in the month they are due on the accrual basis of accounting. Our operating lease agreements have varying terms, typically one to five years with commercial entities. We also have agreements governmental entities that are 12 to 24 months in length, with options to renew annually through year five. Upon lease termination, customers, depending in the individual lease agreements, may have the option to return the equipment, to renew the lease term, purchase the equipment at fair market value, or continue to rent on a month-to-month basis. Our operating leases do not provide for contingent rentals. Revenues related to operating leases are recognized on a straight-line basis over the term of the lease. Negotiated lease early-termination charges are recognized upon receipt. Initial direct costs are capitalized and amortized over the expected term of the leases. To date, initial direct costs for operating leases have not been insignificant.

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Shipping and Handling

Costs incurred for shipping and handling of equipment sold to customers are included in costs of goods sold in the statements of income.

Sales Tax

Sales tax collected from customers is initially recorded as a liability and then remitted in a timely manner to the appropriate governmental entity.

Warranty Costs

Generally, the Company sells its equipment with no warranty. In the event we determine we should repair equipment, we may do so at our election. In the event we do so, such costs are expensed as incurred.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity- based compensation issued to employees and non-employees. There were no stock options outstanding as of December 31, 2019 and 2018 and no shares issued for compensation during the years then ended.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during 2019 and 2018.

Concentrations

At December 31, 2019, 65% of the accounts receivable was due from three customers and at December 31, 2018, 53% of the accounts receivable was due from three customers. For the years ended December 31, 2019 and 2018, one customer accounted for 10% or more of sales at 12.74% and 11.16% respectively. The loss of one or more of these customers would have a negative impact on the Company’s financial results.

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). ASC 842 required lessees to recognize lease assets and lease liabilities on the balance sheet and required expanded disclosures about leasing arrangements. ASU 2016-02 was effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this standard with no impact since our facilities are leased from our chief executive officer on a month-to-month basis, and we have no significant equipment leases accounted for as operating leases.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Inventory

Inventory as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
Parts and supplies	$250,720	$168,106
Heavy equipment	4,581,563	2,521,536
Inventory, net	$4,832,283	$2,689,642

All the inventory is used as collateral for the notes payable (see Notes 7 and 8).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of December 31, 2019 and 2018, such consisted of the following:

	2019	2018
Furniture and fixtures	$100,596	$74,768
Leasehold improvements	467,188	410,072
Vehicles and Equipment	1,483,701	1,147,353
	2,051,485	1,632,193
Less accumulated depreciation	(871,691)	(643,641)
Property and equipment, net	$1,179,794	$988,552

Depreciation expense for the years ended December 31, 2019 and 2018 was $228,051 and $204,186, respectively.

All the property and equipment is used as collateral for the line of credit and notes payable (see Notes7 and 8).

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 5 – Rental Equipment

Rental equipment as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
Rental equipment	$6,974,953	$6,666,817
Less accumulated depreciation	(2,938,341)	(1,987,695)
Rental equipment, net	$4,036,612	$4,679,122

Depreciation expense for the years ended December 31, 2019 and 2018 was $951,366 and $979,252, respectively. All the rental equipment is used as collateral for the line of credit and notes payable (see Notes 7 and 8).

Note 6 – Loan Costs

In March 2019, the Company entered into a line of credit (Note 7) with a finance company. The Loan Costs tied to this agreement amounted to $245,000 as of December 31, 2019. These costs are amortized over the term of the loan and during the year ended December 31, 2019, amortization totaled $67,360.

Note 7 – Lines of Credit

The Company has a line of credit with a finance company that provides for borrowing up to $500,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period interest calculates as follows; 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has it owns calculations based on date of purchase. At December 31 2019 and 2018, the amounts outstanding under this line of credit agreement were $408,033 with $91,967 available and $316,505 with $183,495 available, respectively. Interest expense during the years ended December 31, 2019 and 2018 were $7,414 and $3,684, respectively. The agreement has no expiration date providing the Company does not default. See Note 16 for increase in facility.

In March 2019, the Company entered into a line of credit with a finance company that provides for equipment borrowing and refinancing up to $6.5 million, as amended. The credit facility expires March 22, 2022. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, for which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by substantially all the Company assets, other than those specifically secured by an existing agreement. At December 31 2019, the amount outstanding under this line of credit agreement was $6,313,628 with $186,372 available for purchases. Interest expense for the year ended December 31, 2019 was $476,700.

Note 8 – Notes Payable

The Company uses credit to finance the purchase of heavy equipment on a short-term and long-term basis and secured by specific pieces of equipment. Notes payable as of December 31, 2019 and 2018, consisted of the following:

	2019	2018
Payable to insurance company; interest only, secured by cash surrender value of life insurance policy; no due date	$158,535	$132,880

Note Payable to finance company dated June 16, 2015; interest at 12.7% per annum; monthly principal and interest payments of $1,343; due 60 months from issuance; secured by equipment; fully paid on March 28, 2019	—	20,863

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note Payable to bank dated June 6, 2016; interest at 3.23% per annum; 60 monthly principal and interest payments of $2,655 and one final payment for $14,500; due 61 months from issuance; secured by equipment; fully paid on March 28, 2019	—	87,349

Note Payable to finance company dated July 29, 2016; interest at 6.25% per annum; monthly principal and interest payments of $899; due 60 months from issuance; secured by equipment; fully paid on March 28, 2019	—	26,501

Note Payable to finance company dated October 26, 2016; interest at 14.4% per annum; monthly principal and interest payments ranging from $1,400 to $14,850; due 26 months from issuance; secured by equipment; fully paid on March 28, 2019	—	14,106

Note Payable to finance company dated February 1, 2017; interest at 8.5% per annum; monthly principal and interest payments of $4,546; due 24 months from issuance; secured by equipment; fully paid on March 28, 2019	—	4,514

Note Payable to finance company dated June 9, 2017; interest at 25.7% per annum; monthly payments of $12,000; due 24 months from issuance; secured by equipment; fully paid on March 28, 2019	—	87,086

Note Payable to finance company dated October 26, 2017; interest at 7.8% per annum; monthly principal and interest payments of $2,019; due 72 months from issuance; secured by equipment; fully paid March 28, 2019	—	98,580

Payable to finance company; interest ranging from 7.80% to 9.04%; monthly payments of $97,090; due November 2021; secured by equipment; fully paid March 28, 2019	—	2,217,699

Note Payable to finance company dated November 22, 2017; monthly principal payments of $27,900; due 36 months from issuance; secured by equipment; fully paid March 28, 2019	—	781,553

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note Payable to finance company dated February 28, 2018; interest at 10% per annum; monthly principal and interest payments of $2,800; due 60 months from issuance; secured by equipment; fully paid March 28, 2019	—	124,588

Notes Payable to finance company dated June 6 and 25, 2018, and September 7 and 25, 2018, respectively; interest at 10% annum; monthly principal and interest payments for four months at $625 then one at $63,125, for six months at $1,000 then one at $99,000, three months at $1,900 then one at $191,000, four months at $1,400 then one at $141,400; secured by equipment; fully paid March 28, 2019	—	252,500

Notes Payable to finance company; interest ranging from 7.658% to 7.75%; one payment at $3,787 then 35 monthly payments of $13,588, 24 monthly payments of $5,260; secured by equipment; fully paid March 28, 2019	—	531,116

Note Payable to finance company; interest at 7.49% annum; monthly principal and interest payments of $2,403; due 60 months from issuance; secured by equipment; fully paid March 28, 2019	—	136,188

Note Payable to finance company dated March 20, 2019; interest at 0.0% per annum; monthly payments of $5,000; due 12 months from issuance; unsecured	15,000	—

Note Payable to finance company dated June 17, 2019; interest at 2.90% per annum; monthly payments of $4,749.37; due 48 months from issuance; secured by equipment	189,467	—

Note Payable to finance company dated September 26, 2019; interest at 10.228% per annum; monthly payments of $4,383.09; due 60 months from issuance; secured by equipment	197,033	—

Note Payable to finance company dated September 13, 2019; interest at 2.90% per annum; monthly payments of $3,422.31; due 48 months from issuance; secured by equipment	142,689	—

Note Payable to finance company dated September 18, 2019; interest at 10.52% per annum; monthly payments of $2,143; due 35 months from issuance; secured by equipment	59,566	—

Note Payable to finance company dated November 1, 2019; interest at 0.0% per annum; monthly payments of $3,000; due 52 months from issuance, final payment of $12,000; secured by equipment	162,000	—

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note Payable to finance company dated November 22, 2019; interest at 0.0% per annum; monthly payments of $933.60; due 24 months from issuance; secured by equipment	21,473	—
Other notes payable	—	97,328
Total	945,763	4,612,852
Less current portion	386,528	296,618
Long-term portion	$559,235	$4,316,233

During the years ended December 31, 2019 and 2018 the interest expense paid for the above Notes Payable was $234,604 and $558,299, respectively. From time to time, the Company’s Chief Executive Officer provides a personal guarantee on certain of the equipment loans above.

Aggregate future annual maturities of notes payable as of December 31, 2019, are as follows:

Years ending December 31:
2020	$386,528
2021	201,950
2022	188,207
2023	132,105
2024	36,973
$945,763

Note 9 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s Chief Executive Officer. Funds were received years ago to fund operations. The note is interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at December 31, 2019 and 2018 was $334,794 and $353,643, respectively. During the years ended December 31, 2019 and 2018, the Company repaid $18,849 and $49,008, respectively, of this note payable. The note incurred $29,137 and $29,774 in interest expense for the years ended December 31, 2019 and 2018, respectively.

Lease

The Company leases a building and real property in Chico, California under a five year lease agreement from a trust whose trustee is the Company’s Chief Executive Officer. The lease provides for monthly lease payment of $9,800 per month, and expired on December 1, 2017. The Company is currently leasing the building and real property at the same rate on a month-to-month lease. Rent expense for the years ended December 31, 2019 and 2018 were $117,600 and $107,800, respectively.

Transactions with Director

Two separate customers lost financing for purchases of equipment after already receiving the machines, so the Company sold the machines to the brokerage company of one of the Company’s new Directors. The customers are now renting the machines on a rent to own basis and the Company is purchasing the machines from the brokerage. We have two notes payable tied to these deals that as of December 31, 2019, have a combined total due of $221,566. The brokerage made $42,681 on the deal. The notes are secured by the equipment.

Note 10 – Joint Venture

In 2019, the Company entered into a Joint Venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, WA for $1,089,000. During the year ended December 31, 2019, the Company received $544,500 towards the acquisition of the equipment, and repaid $85,000 of such amount for equipment sold. The Company also remitted $35,000 in joint venture profits. The amount due to the collaborator as of December 31, 2019 was $459,500. Please see Note 15 for details related to an error in the initial recording of this transaction.

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 11 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are two pending legal proceedings to which the Company is a party for which management believes the ultimate outcome would not have a material adverse effect on the Company’s financial position. Please see Note 16 for more details.

See Note 9 for related party operating lease.

Note 12 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value blank check preferred stock, of which no shares were issued and outstanding as of December 31, 2019 and 2018.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 753,415,879 were issued and outstanding as of December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the Company issued no shares of common or preferred stock.

Note 13 – Revenues

During the years ended December 31, 2019 and 2018, revenues and costs related to domestic and foreign sales of equipment are as follows:

	2019		2018
	Domestic	Export	Domestic	Export

Equipment Sales	$9,779,901	$517,000	$6,085,040	$942,908
Less Cost of Sales	(9,103,696)	(239,500)	(4,948,450)	(752,470)
Gross profit	$676,205	$277,500	$1,136,590	$190,438

During the years ended December 31, 2019 and 2018, there were no foreign rentals of equipment.

The Company provides equipment for rental on a month-to-month basis and under terms which exceed one year. Future annual estimated rental revenues as of December 31, 2019 are as follows:

Years ending December 31:
2020	$2,542,975
2021	2,474,575
2022	1,713,175
$6,730,725

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 14 – Income Taxes

Income tax expense (benefit) reflected in the statements of operations consisted of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Current tax expense:
Federal	$—	$24,653
State	800	38,407
Total current tax expense	800	63,060
Deferred tax expense (benefit):
Federal	(56,618)	250,056
State	(19,527)	55,306
Total deferred tax expense (benefit)	(76,145)	305,362
Total tax expense (benefit)	$(75,345)	$368,422

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, 2019 and 2018 is as follows:

	2019		2018
	Amount	Percent	Amount	Percent

Federal statutory rates	$(34,784)	(21.0%)	$263,343	21.0%
State income taxes	(11,595)	(7.0%)	87,781	7.0%
Life insurance and meals	1,954	1.5%	17,298	1.5%
AMT Credit Carryover	(6,604)	(4.0%)	—	—
True up	(24,316)	(15%)	—	—
Income taxes \ Effective rate	$(75,345)	(45.5%)	$368,422	29.5%

As of December 31, 2019 and 2018, the significant components of the deferred tax assets and liabilities are summarized below:

	2019	2018
Deferred tax assets (liabilities)
Net operating loss carryforwards	$564,125	$565,284
Reserves and allowances	81,966	93,404
Tax credits and other	40,203	45,637
Total deferred tax assets	686,294	704,325
Deferred tax liability - Depreciation	(912,633)	(1,006,005)
Total deferred tax liabilities	(912,633)	(1,006,005)
Net deferred tax liability	$(226,339)	$(301,680)

AMERAMEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2019 and 2018.

The Company has approximately $2,600,000 in federal net operating losses that begin to expire in 2029. As of December 31, 2019, the Company has no net operating losses for state income tax reporting purposes.

The 2014 to 2019 tax years are still subject to examination by federal and state agencies. We filed amended income tax returns for 2015 and 2016, which are currently under examination by the Internal Revenue Service.

Note 15 – Fourth Quarter Adjustment

As discussed in Note 10, the Company entered into a joint venture related to certain equipment acquired and to be sold. The receipt of funds was recorded as Sales of Equipment in the third quarter of 2019 totaling $459,500 in lieu of a liability to the joint venture partner. The Company corrected the error in the fourth quarter of 2019 to reduce Sales of Equipment and recorded the Venture Partner Liability.

	Three Months ended September 30, 2019	Nine Months ended September 30, 2019

Sales of Equipment and Other Revenues, as reported	$2,724,589	$9,395,942
Adjustment	(459,500)	(459,500)
Sales of Equipment and Other Revenues, as adjusted	$2,265,089	$8,936,442

Joint Venture Liability, as reported	$—	$—
Adjustment	459,500	459,500
Joint Venture Liability, as adjusted	$459,500	$459,500

Tax Provision (Benefit), as reported	$209,791	$113,315
Tax Provision (Benefit), as adjusted	$76,536	$(24,153)

Net Income, as reported	$513,626	$255,040
Net Loss, as adjusted	$187,381	$(66,992)

There were no effects on earnings (loss) per share.

Note 16 – Subsequent Events

On April 21, 2020 the Company received a $10,000 advance on an SBA loan of $2 million dollars. We have not received the final terms, but we have been instructed that typically these notes are 30 year terms, interest at 3.75% per annum, with six (6) months of deferred payments. We currently do not have a monthly payment amount but are expecting funding within June 2020.

On May 1, 2020, the Company received a Paycheck Protection Program Loan in the amount of $228,442 to cover payroll and utility expenses during the Pandemic. The Company is following the government guidelines and tracking costs to insure 100% forgiveness of the loan.

On May 6, 2020, the Company was named in a suit filed in the State of Virginia by a manufacturer asking the court to hold the Company liable for the amount of our customer’s deposit the manufacturer erroneously wired to a bank in China after receiving fraudulent bank wiring instructions from a cloned email account. The deposit amount was $1,057,400. On May 13, 2020, the Company was named in a second suit filed in the State of Virginia by the customer demanding return of their deposit. We believe that we have no liability in connection with these matters and we intend to defend the matter appropriately. We have notified our insurance carrier to assist us in resolving this matter.

On May 22, 2020, the limit on the line of credit with a finance company that provides for borrowing up to $500,000 was increased to $1,050,000 with all other terms remaining the same as stated in Note 7.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, due to the presence of material weaknesses, our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the year ended December 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change was to establish an audit committee of our board of directors comprised of three independent directors.

ITEM 9B.	OTHER INFORMATION

None.

 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our current directors and executive officers and includes the principal offices and positions held by each person and the date each person began his or her role with the Company. Our executive officers were appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation, or removal by the Board of Directors.

Name	Age	Position	Date

Lee Hamre	69	Chief Executive Officer and Chairman	2006
Marty Tullio	72	Secretary and Director	2012
Hope Stone	49	Chief Financial Officer	2018
J. Jeff Morris	71	Director	2019
Brian Hamre	54	Director	2019
Michael Maloney	58	Director	2012

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Lee Hamre, Chief Executive Officer and Chairman

Mr. Hamre has been in the heavy equipment business for over 38 years. He worked for Buehrer Inc. in Berkeley, California for 13 years from 1976 to 1989. He then founded Hamre Equipment Co. as its sole owner in 1989. In 2006, he merged Hamre Equipment Co. with AmeraMex International after having rented equipment to AmeraMex International for several years.

Michael Maloney, Chief Operations Officer, Treasurer, & Director

Having retired from a 32 year career in law enforcement which culminated with his assignment as the Chief of Police in the City of Chico, California from 2009 through 2012, Mr. Maloney joined our Board of Directors and became our Chief Operating Officer. With significant budget, management, and strategic planning experience, he has provided counsel to us on a variety of management issues and has coordinated the handling of sensitive personnel matters, all while offering a fresh perspective from outside of the industry. Mr. Maloney is also Director of Public Safety, Education, and Training at Butte College; a Board Member of Catalyst Domestic Violence Services; and a Board Member of the California Partnership to End Domestic Violence.

Marty Tullio, Secretary and Director

Marty Tullio is a veteran of the investor relations and corporate communications fields. She has managed the financial communications programs for a wide range of public and private companies, providing day-to-day counsel to executive management and coordinating investor relations efforts for a number of diversified clients. Ms. Tullio is proactive in the planning and execution of investor outreach programs, including road shows and investor conferences, and in developing strategic communications plans for client organizations.

Ms. Tullio has more than a decade of in-house agency investor relations management experience, specializing in the targeting and development of institutional investor and research analyst following, support of fundraising activities, corporate and crisis communications, consulting, and the introduction and positioning of companies to the investment community.

Prior to becoming an investor relations professional, Ms. Tullio spent 15 years as a sales and marketing executive in the technology industry, with companies such as NCR, GTE Telenet, and a division of McDonnell-Douglas. She has held several managerial and executive positions, including Vice President of Sales and Marketing, Executive Vice President, and General Manager. Marty earned a Bachelor of Arts degree as well as her investor relations certification from the University of California, Irvine.

Hope Stone, Chief Financial Officer

Hope Stone joined us as Chief Financial Officer in June 2018. Ms. Stone is responsible for our overall financial strategy and direction, as well as human resources. Within finance, she guides our treasury, accounting, tax, and internal and external audit functions.

From March 2016 to March 2018, Ms. Stone was Controller and acting Chief Financial Officer of Digital Path, Inc., a mid-sized telecommunications company servicing Northern California, Northern Nevada, and Southern Oregon from June 2016 to August 2018. From March 2014 to August 2016, Ms. Stone was the Controller and Human Resources Manager at Moana Nursery, a multi-store organization servicing Northern Nevada’s nursery and landscaping industry since 1967. Throughout her over 20-year career in accounting, auditing and financial planning, Ms. Stone has established a reputation for building world-class teams and for aligning financial and business metrics to support business strategy and high-growth. Ms. Stone has spearheaded multiple SBA loans and equipment and other financing transactions. Stone holds a BS in Finance from Tennessee Baptist College and an MBA from the University of Devonshire.

J. Jeffery Morris, Director

J. Jeffery Morris is the president of Global Finance Group located in Newport Beach, California. Mr. Morris has been in the commercial leasing/finance industry since 1974. Prior to joining Global Finance Group, Morris started Crocker Capital, a lease invoice financing company, in 1992. In 1980, Morris began Perry Morris Corporation and by 1990, the company had an annual leasing invoice position of over $100 million. The company was twice named in INC Magazine’s list of the 500 fastest growing, privately held companies in the U.S. Mr. Morris graduated from USC in 1972 as a finance major. He has been on the boards of many civic and charitable organizations such as: Southern California Chapter of YPO, Children’s Hospital of Orange County, USC Associates, and the Orange County YMCA. He also headed a public fundraising campaign for a Children’s Hospital that raised over $12 million.

Brian Hamre, Director

Brian Hamre is the Regional Sales Manager (Northern California and Northern Nevada) of Ritchie Brothers Auctioneers, which specializes in the acquisition and auction of heavy equipment. Mr. Hamre has over 32 years of sales and marketing management experience in the heavy equipment industry. Prior to joining Ritchie Brothers in 2008, Mr. Hamre worked with us for 22 years. While with us, he held a variety of positions and was responsible for successfully expanding our sales and marketing reach within the Western United States. Brian Hamre is an alumnus of California State University, Chico.

Conflicts of Interest – General

There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts, and corporate opportunity, involved in participation with such other entities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only up to approximately 40 hours per week to the Company's affairs.

Conflicts of Interest – Corporate Opportunities

Presently, there is no requirement included in our Articles of Incorporation, Bylaws, or minutes which provides that officers and directors of our Company must disclose business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose any business opportunities brought to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his or her involvement as an officer and/or director of another company. We have no intention of merging with or acquiring an affiliate, associated person, or business opportunity from any affiliate or any client of any such person.

Our Board of Directors has adopted a policy that the Company will not seek a fund of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

Annual Meeting

Our annual meeting of stockholders is scheduled to take place on November 5 of each year. This will be an annual meeting of stockholders and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of our board of directors.

Involvement in certain legal proceedings

During the past five years, none of our officers or directors has been a party to or executive officer of an entity that has filed any bankruptcy petitions. During the past five years, none of our officers or directors have been convicted or been a named subject of any pending criminal proceedings. During the past five years, none of our officers or directors has been held to have violated any State or Federal Securities laws or any Federal commodities law or otherwise have been subject to any order, judgment or decree not subsequently reversed, suspended, or vacated permanently enjoining such officer or director from the activities enumerated in Regulation S-K Item 4.01(f)(3).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC.  Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2019, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Lee Hamre, Chief Executive Officer, Director and Chairman	1	1	None
Brian Hamre, Director	1	1	None
Marty Tullio, Director and Secretary	1	1	None
J. Jeffrey Morris, Director	1	1	None
Hope Stone, Chief Financial Officer	1	1	None
Michael R. Maloney, Director	1	1	None

Code of Ethics

We have a code of Ethics that is signed off by each employee as part of their initial hiring package. Our code of ethics is posted on our company website and can be found at https://ammx.net/investor-relations/corporate-governance/#GovSection|3. We are also vetted and certified through TRACE International Organization an Anti-Bribery Compliance Solution. This certification is posted on our website.

Nominating Procedures to the Board of Directors

There have been no changes to the procedures by which our security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

Our separately-designated audit committee consists of J. Jeff Morris, Marty Tullio and Hope Stone with J. Jeff Morris acting as the audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Executive and Director Compensation

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed, and approved by the Board.  All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual’s contributions to our success, any significant changes in role or responsibility, and internal equity of pay relationships.

The following table sets forth the compensation paid to our officers from the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Stock Awards	Price per Share	Stock Awards ($)	Total ($)
Lee Hamre, CEO & Chairman	2019 2018	150,000 150,000	-0- -0-	N/A N/A	-0- -0-	150,000 150,000
Hope Stone, CFO[1]	2019 2018	120,000 120,000	-0- -0-	N/A N/A	-0- -0-	120,000 70,000

There was no Bonus, Option Award, or Other Compensation paid during the years listed in the table above.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans, or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control.

[1] Appointed as CFO of our Company on June 4, 2018.

Equity Compensation Plan Information

We currently do not have a Stock Option Plan.

Independent Contractor Agreements

As of the date of this Annual Report, we do not have any Independent Contractor Agreements in place; however, we may adopt such agreements in the future.

Other Compensation

As of the date of this Annual Report, we do not have any annuity, pension, stock options, profit sharing retirement, or other similar benefit plans; however, we may adopt such plans in the future. As of the date of this Annual Report, there are no personal benefits available to our officers and directors.

Grants of Plan Based Awards

There were no grants of plan based awards made in the fiscal year ended December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have any arrangements or contracts pursuant to which our officers and directors are compensated for any services, including any additional amounts payable for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

●	Each person who is known by us to be the beneficial owner of 5% or more of our common stock;

●	Our executive officers, and each director as identified in the “Management — Executive Compensation” section; and

●	All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe were beneficially owned by each person or entity as of the date of this registration statement.

Name and Address[1] of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
Lee Hamre, CEO & Chairman	308,182,833	40.9%
Marty Tullio, Secretary & Director	45,833,333	6.1%
Hope Stone, CFO	-0-	*
Michael Maloney, Director	13,000,000	1.7%
J. Jeff Morris, Director	100,000	*
Brian Hamre	3,000,000	1.0%
All officers and directors as a group (five persons)	370,116,166	49.85%
Warren Murphy 9988 Troon Court Windsor, CA 95492	67,905,000	9.0%

*Less than 1%.

Rule 13d-3 under the Exchange Act governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Related Party Transactions

Except as described below, there were no transactions with any executive officers, directors, 5% stockholders and their families and affiliates since January 1, 2016.

We lease our facility from the Lee Hamre Trust. (See Item 2. Properties.)

We have a note payable to our CHIEF EXECUTIVE OFFICER, Lee Hamre, for funds loaned for our operations. The note is interest bearing at 10% per annum, unsecured, and payable upon demand. The balance of the note at December 31, 2019 and 2018 was $334,794 and $353,643, respectively. During the years ended December 31, 2019 and 2018, we repaid $18,849 and $49,008, respectively, on the note. The note incurred $29,137 in interest in 2019 and $29,774 of interest in 2018. See Exhibit 3.6.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” None of our three directors (see Item 10 above) is independent as defined under the Nasdaq Marketplace Rules.

 [1] The address of all officers and directors is our corporate address at 3930 Esplanade, Chico, California 95973

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the annual audit of our financial statements and review of financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the Fiscal Year Ended
	2019	2018
Audit Fees	$156,672	$92,438
Audit Related Fees	5,260	8,435
Tax Fees	0	38,918
All Other Fees	15,439	125
Total	$177,371	$139,916

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Audit Committee approves these services on a case-by-case basis.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

1.       Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.       Financial statement schedules.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.       Exhibits.

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index to this Annual Report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2020	AmeraMex International, Inc.

	By:	/s/ Lee Hamre
Lee Hamre Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: June 5, 2020	By:	/s/ Hope Stone
Hope Stone
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Referenced
3.1	Amended and Restated Certificate of Incorporation, dated January 30, 2017		Filed as Exhibit 3.1 to registrant's Form 10 filed with the Commission on May 10, 2019
3.2	Amended Bylaws, dated June 16, 2019		Filed as Exhibit 3.2 to registrant's Amendment No. 1 to Form 10 filed with the Commission on July 2, 2019
3.3	Line of Credit, dated March 29, 2019		Filed as Exhibit 3.3 to registrant's Form 10 filed with the Commisson on May 10, 2019
3.4	Amendment to $6.5M Line of Credit, dated April 17, 2019		Filed as Exhibit 3.4 to registrant's Form 10 filed with the Commission on May 10, 2019
3.5	Chico Property Lease Agreement, dated December 1, 2012		Filed as Exhibit 3.5 to registrant's Form 10 filed with the Commission on May 10, 2019
3.6	Description of Oral Agreement for Note with Lee Hamre, as of January 1, 2019		Filed as Exhibit 3.6 to registrant's Amendment No. 1 to Form 10 filed with the Commission on July 2, 2019
31.1	Certification of Principal Executive Officer	X
31.2	Certification of Principal Financial Officer	X
32.1	Certification of Principal Executive Officer	X
32.2	Certification of Principal Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documen	X