Form 10-Q
period 2020-03-31
Ameramex International Inc
filed 2020-06-24
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2020

Commission File Number: 000-56054

AMERAMEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0501944
(State of organization)	(I.R.S. Employer Identification No.)

3930 Esplanade, Chico, CA 95973

(Address of principal executive offices)

(530) 895-8955

Registrant’s telephone number, including area code

________________________________

Former address if changed since last report

Title of each class	Trading Symbol(s)	Name of each exchange on which registered.
Common Stock	AMMX	OTC Markets Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

There are 753,415,879 shares of common stock outstanding as of June 22, 2020.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.

BALANCE SHEETS -UNAUDITED

	MARCH 31, 2020	DECEMBER 31, 2019
ASSETS
Current Assets
Cash	$186,997	$114,504
Accounts Receivable, Net	479,224	589,710
Inventory, Net	6,775,306	4,832,283
Other Current Assets	216,369	206,945
Total Current Assets	7,657,896	5,743,442

Property and Equipment, Net	1,110,843	1,179,794
Rental Equipment, Net	3,806,895	4,036,612
Other Assets	454,721	489,562
Total Other Assets	5,372,459	5,705,968

TOTAL ASSETS	$13,030,355	$11,449,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$638,903	$531,806
Accrued Expenses	54,555	79,787
Joint Venture Liability	442,000	459,500
Line of Credit	345,575	408,033
Notes Payable, Current Portion	1,593,002	386,528
Total Current Liabilities	3,074,035	1,865,654

Long-Term Liabilities
Deferred Tax Liability	180,163	226,339
Notes Payable - Related Party	330,226	334,794
Notes Payable, Net of Current Portion	2,123,410	559,235
Line of Credit	5,300,840	6,313,628
Total Long-Term Liabilities	7,934,639	7,433,996

TOTAL LIABILITIES	$11,008,674	$9,299,650
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 753,415,879 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	753,416	753,416
Additional Paid-In Capital	20,781,087	20,781,087
Accumulated Deficit	(19,512,822)	(19,384,743)
Total Stockholders’ Equity	2,021,681	2,149,760

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,030,355	$11,449,410

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	MARCH 31, 2020	MARCH 31, 2019
REVENUES
Sales of Equipment and Other Revenues	$912,315	$1,770,053
Rentals and Leases	526,154	673,839
Total Revenues	1,438,469	2,443,892

COST OF REVENUES
Sales of Equipment and Other Revenues	745,952	1,565,536
Rentals and Leases	248,306	236,186
Total Cost of Revenues	994,258	1,801,722

GROSS PROFIT	444,211	642,170

OPERATING EXPENSES
Sales and Marketing	88,833	81,233
General and Administrative	268,523	204,617
Total Operating Expenses	357,356	285,850

Income From Operations	86,855	356,320

OTHER INCOME (EXPENSE)
Interest Expense	(261,110)	(263,175)
Loss from Early Extinguishment of Debt	—	(482,908)
Other Income	—	517
Total Other Expense	(261,110)	(745,566)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(174,255)	(389,246)

BENEFIT FOR INCOME TAXES	(46,176)	(106,628)

NET LOSS	$(128,079)	$(282,618)

Weighted Average Shares Outstanding:
Basic	753,415,879	753,415,879
Diluted	753,415,879	753,415,879

Earnings (loss) per Share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at December 31, 2018	753,415,879	$753,416	$20,785,924	$(4,837)	$(19,294,449)	$2,240,054

Net Loss	—	—	—	—	(282,618)	(282,618)
Balance at March 31, 2019	753,415,879	753,416	20,785,924	(4,837)	(19,577,067)	1,957,436

Balance at December 31, 2019	753,415,879	753,416	20,781,087	—	(19,384,743)	2,149,760

Net Loss	—	—	—	—	(128,079)	(128,079)
Balance at March 31, 2020	753,415,879	$753,416	$20,781,087	$—	$(19,512,822)	$2,021,681

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	MARCH 31, 2020	MARCH 31, 2019
CASH FROM OPERATING ACTIVITIES
Net Loss	$(128,079)	$(282,618)
Adjustments to reconcile Net Loss to Net Cash Used In Operations Activities:
Depreciation	337,673	271,829
Benefit from Deferred Income Taxes	(46,176)	(85,271)
Loss on Early Extinguishment of Debt	—	482,908
Changes in Operating Assets and Liabilities:
Accounts Receivable	110,486	(84,279)
Inventory	(1,943,023)	(2,007,042)
Other Current Assets	25,417	53,387
Accounts Payable	107,097	1,256,369
Accrued Expenses	(25,232)	(25,030)
NET CASH USED IN OPERATING ACTIVITIES	(1,561,837)	(419,747)

INVESTING ACTIVITIES
Payments for Property and Equipment	(20,416)	46,201
Payments for Rental Equipment	(18,589)	(97,028)
NET CASH USED IN INVESTING ACTIVITIES	(39,005)	(50,827)

FINANCING ACTIVITIES
Proceeds from Notes Payable	2,900,600	126,000
Payments on Notes Payable	(129,950)	(5,730,795)
Payments on Note Payable - Related Party	(4,568)	(4,659)
Joint Venture Liability	(17,500)	—
Net Borrowings Under Lines of Credit	(1,075,247)	5,940,262
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,673,335	330,808

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$72,493	$(139,766)

Cash and Cash Equivalents, beginning of period	$114,504	$197,752
Cash and Cash Equivalents, end of period	$186,997	$57,986

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest	$259,808	$263,175
Cash Paid For Income Taxes	$46,176	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Equipment Financed under Capital Leases	$3,286,771	$—

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2020

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At March 31, 2020, the Company had working capital of approximately $4.6 million. On May 1, 2020, the Company received a Paycheck Protection Program Loan in the amount of $228,442 to cover payroll and utility expenses during the Pandemic. The Company is following the government guidelines and tracking costs to insure 100% forgiveness of the loan. On April 21, 2020, the Company was approved and received a $10,000 advance on an SBA Loan for $2 million. We have not received the final breakdown on terms, but typically the loan is at 3.75% interest for a 30 year term with the first six (6) months of payments deferred. Funding on this loan is anticipated within the next two months. Finally, we received an increase in one of our equipment lines of credit from $500,000 to $1,050,000. Moving forward, we expect to generate sufficient cash flows from operations to meet our obligations, and we expect to continue to obtain financing for equipment purchases in the normal course of business. We believe that our expected cash flows from operations, together with our current credit facility, will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements.

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

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2020

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto that are included in the Company’s Report on Form 10-K.

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

Line of Credit Issuance Costs

We capitalize and amortize direct issue costs incurred in connection with our line of credit arrangement. On or about March 30, 2019 (see Note 6), we incurred $245,000 in costs comprised of originations fees totaling approximately $180,000 and appraisal costs of approximately $65,000. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet at March 31, 2020 are unamortized loan fees of $157,223. During the three months ended March 31, 2020 and 2019, the Company amortized $20,417 and $2,726 in loan fees, respectively.

Note 3 – Inventory

Inventory as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Parts and supplies	$257,816	$250,720
Heavy equipment	6,517,490	4,581,563
Total	$6,775,306	$4,832,283

All the inventory is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of March 31, 2020 and December 31, 2019, such consisted of the following:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$100,596	$100,596
Leasehold improvements	467,188	467,188
Vehicles and Equipment	1,483,701	1,483,701
Total, at cost	2,051,485	2,051,485
Less - Accumulated depreciation	(940,642)	(871,691)
Total, Net	$1,110,843	$1,179,794

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2020

Depreciation expense for the three months ended March 31, 2020 and 2019 was $68,950 and $35,643, respectively.

All the property and equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 5 – Rental Equipment

Rental equipment as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2020
Rental equipment	$6,993,542	$6,974,953
Less - Accumulated depreciation	(3,186,647)	(2,938,341)
Total, Net	$3,806,895	$4,036,612

Depreciation expense for the three months ended March 31, 2020 and 2019 was $248,306 and $236,186, respectively.

All the rental equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 6 – Lines of Credit

The Company has a line of credit with a finance company that provides for borrowing up to $500,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period interest calculates as follows; 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has it owns calculations based on date of purchase. At March 31, 2020 and December 31, 2019, the amounts outstanding under this line of credit agreement were $345,575 with $154,425 available and $408,033 with $91,967 available, respectively. Interest expense for the three months ended March 31, 2020 and 2019 was $295 and $2,605, respectively. The agreement has no expiration date providing the Company does not default. See Note 13 for increase in facility.

On or about March 31, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million, as amended The line of credit is secured by substantially all the Company assets, other than those specifically secured by an existing agreement and bears interest at a rate of 10% annum. The credit facility expires March 22, 2022. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, for which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by substantially all the Company assets, other than those specifically secured by an existing agreement. At March 31 2020 and December 31, 2019, the amount outstanding under this line of credit agreement was $5,300,840 with $1,199,160 available for purchases and $6,313,628 with $186,372 available, respectively. Interest expense for the three months ended March 31, 2020 was $158,495.

Note 7 – Notes Payable

Notes payable as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$158,535	$132,880

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2020

Note Payable to finance company dated March 20, 2019; interest at 0.0% per annum; monthly payments of $5,000; due at 15 months from issuance; unsecured	15,000	15,000

Note Payable to finance company dated June 17, 2019; interest at 2.90% per annum; monthly payments of $4,749; due 48 months from issuance; secured by equipment	176,561	189,467

Note Payable to finance company dated September 26, 2019; interest at 10.228% per annum; monthly payments of $4,383; due 60 months from issuance; secured by equipment	186,841	197,033

Note Payable to finance company dated September 13, 2019; interest at 2.90% per annum; monthly payments of $3,422; due at 48 months from issuance; secured by equipment	133,434	142,689

Note Payable to finance company dated September 18, 2019; interest at 10.52% per annum; monthly payments of $2,143; due at 35 months from issuance; secured by equipment	54,661	59,566

Note Payable to finance company dated November 1, 2019; interest at 0.0% per annum; monthly payments of $3,000; due 52 months from issuance; final payment of $12,000; secured by equipment	153,000	162,000

Note Payable to finance company dated November 22, 2019; interest at 0.0% per annum; monthly payments of $934; due 24 months from issuance; secured by equipment	18,672	21,473

Note Payable to finance company dated February 3, 2020; interest at 9.380% per annum; monthly payments of $9,424; due 50 months from issuance; secured by equipment	435,854	—

Note Payable to finance company dated February 19, 2020; interest at 8.0% per annum; monthly payments of $16,500 for the first 6 months then $11,520 for the remaining 36 months; due 42 months from issuance; secured by equipment	422,910	—

Note Payable to finance company dated February 19, 2020; interest at 8.0% per annum; monthly payments of $16,500 for the first 6 months then $11,520 for the remaining 36 months; due 42 months from issuance; secured by equipment	422,910	—

Note Payable to finance company dated February 13, 2020; interest at 10.35% per annum; monthly payments of $28,903; due 12 months from issuance; unsecured	237,434	—

Note Payable to finance company dated March 20,2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	325,150	—

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	325,150	—

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2020

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	325,150	—

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	325,150	—

Other notes payable	—	—
Total	3,716,412	945,763

Less current portion	1,593,002	386,528

Long-term portion	$2,123,410	$559,235

Note 8 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% annum, unsecured and payable upon demand. The balance of the note at March 31, 2020 and 2019 was $330,226 and $348,984, respectively. During the three months ended March 31, 2020 and 2019, the Company repaid $11,844 and $4,659, respectively, on this note payable. The note incurred $7,276 and $9,070 in interest expense for the three months ended March 31, 2020 and 2019, respectively.

Lease

The Company leases a building and real property in Chico, California under a five year lease agreement from a trust whose trustee is the Company’s President. The lease provides for monthly lease payment of $9,800 per month, and expired on December 1, 2017. The Company was leasing the building and real property at the same rate on a month-to-month lease until March 1, 2020 when a one-year lease agreement was signed renewable at anniversary for up to ten years. The new lease provides for monthly lease payment of $12,000. Rent expense during the three months ended March 31, 2020 and 2019, was $31,635 and $29,400, respectively.

Transactions with Director

Two separate customers lost financing for purchases of equipment after already receiving the machines, so the Company sold the machines to the brokerage company of one of the Company’s new Directors. The customers are now renting the machines on a rent to own basis and the Company is purchasing the machines from the brokerage. We have two notes payable tied to these deals that at March 31, 2020 and December 31, 2019, have a combined total due of $207,661, $221,566 respectively. The brokerage made $42,681 on the deal. The notes are secured by the equipment.

Note 9 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value blank check preferred stock, of which no shares were issued and outstanding as of March 31, 2020.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 753,415,879 were issued and outstanding as of March 31, 2020.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2020

During the three months ended March 31, 2020 the Company issued no stock.

Note 10 – Revenues

During the three months ended March 31, 2020 and 2019, revenues and costs related to domestic and foreign sales of equipment are as follows:

	March 31, 2020		March 31, 2019
	Domestic	Export	Domestic	Export
Equipment Sales and Other Revenues	$912,315	$—	$1,253,053	$517,000
Less - Cost of Sales of equipment and Other Revenues	(745,952)	—	(1,162,238)	(403,298)
Gross Profit	$166,363	$—	$90,815	$113,702

During the three months ended March 31, 2020 and 2019, there were no foreign rentals of equipment.

Note 11 – Joint Venture

In 2019, the Company entered into a Joint Venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, WA for $1,089,000. At March 31, 2020 and December 31, 2019, the Company had repaid $17,500 and $85,000, respectively (for equipment sold). During the same time periods, the Company also remitted $61,651 and $35,000 in joint venture profits. The amount due to the collaborator as of March 31, 2020 and December 31, 2019 was $442,000 and $459,500, respectively.

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are two pending legal proceedings to which the Company is a party for which management believes the ultimate outcome would not have a material adverse effect on the Company’s financial position. Please see Note 13 for more details.

See Note 8 for related party operating lease.

Note 13 – Subsequent Events

On April 21, 2020, the Company received a $10,000 advance on an SBA loan of $2 million dollars. We have not received the final terms, but we have been instructed that typically these notes are 30 year terms, interest at 3.75% per annum, with six (6) months of deferred payments. We currently do not have a monthly payment amount but are expecting funding within July 2020.

On May 1, 2020, the Company received a Paycheck Protection Program Loan in the amount of $228,442 to cover payroll and utility expenses during the Pandemic. The Company is following the government guidelines and tracking costs to insure 100% forgiveness of the loan.

On May 6, 2020, the Company was named in a suit filed in the State of Virginia by a manufacturer asking the court to hold the Company liable for the amount of our customer’s deposit the manufacturer erroneously wired to a bank in China after receiving fraudulent bank wiring instructions from a cloned email account. The deposit amount was $1,057,400. On May 13, 2020, the Company was named in a second suit filed in the State of Virginia by the customer demanding return of their deposit. Management is working on a settlement agreement. Management does not believe there will be a financial impact once agreement is reached.

On May 22, 2020, the limit on the line of credit with a finance company that provides for borrowing up to $500,000 was increased to $1,050,000 with all other terms remaining the same as stated in Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

EXPLANATORY NOTE

Reliance on Relief Order.

On May 6, 2020, we filed a current report on Form 8-K in compliance with and in reliance upon the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”) to delay the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”) due to circumstances related to the coronavirus disease 2019 (“COVID-19”). We are filing this 10-Q on or about June 29, 2020 within the time period prescribed by the Order.

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

COVID-19 Update

AmeraMex has been approved by the Small Business Administration (SBA) for the following financial assistance:

●

The Company has received $228,442 under the SBA Paycheck Protection Program 442 to cover payroll and utility expenses during the Pandemic. The Company is following the government guidelines and tracking costs to insure 100% forgiveness of the loan.

●	The Company has been approved for up to $2 million by the SBA for a Disaster Assistance Loan and has received a $10,000 advance on the loan. The amount of the loan and the loan terms are not yet finalized.

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

	March 31, 2020	March 31, 2019
REVENUES	(unaudited)	(unaudited)
Sales of Equipment and Other Revenues	$912,315	$1,770,053
Rentals and Leases	526,154	673,839
Total Revenues	1,438,469	2,443,892
COST OF REVENUES
Sales of Equipment and Other Revenues	745,952	1,565,536
Rentals and Leases	248,306	236,186
Total Cost of Revenues	994,258	1,801,722
GROSS PROFIT	444,211	642,170
OPERATING EXPENSES
Selling Expense	88,833	81,233
General and Administrative	268,523	204,617
Total Operating Expenses	357,356	285,850
INCOME FROM OPERATIONS	86,855	356,320
OTHER INCOME (EXPENSE)
Interest Expense	(259,808)	(263,175)
Loss from Early Extinguishment of Debt	—	(482,908)
Other Income	(1,302)	517
Total Other Income (Expense)	(261,110)	(745,566)
LOSS BEFORE BENEFIT FOR INCOME TAXES	(174,255)	(389,246)
BENEFIT FOR INCOME TAXES	(46,176)	(106,628)
NET LOSS	$(128,079)	$(282,618)

We had revenue of $1,438,469 for the quarter ending March 31, 2020 as compared to revenue of $2,443,892 for the quarter ending March 31, 2019, a 41% decrease. Sales of Equipment and Other Revenues for the quarter ending March 31, 2020 were $912,315 and made up 63% of our Total Revenues. For the quarter ending March 31, 2019, Sales of Equipment and Other Revenues made up $1,770,053, or 72.4%, of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $526,154, or 37%, in 2020 and in 2019, Rentals and Leases made up 27.6% of Total Revenues and totaled $673,839. Sales of Equipment and Other Revenues saw a larger number for the quarter ending March 31, 2019 because we had a sale of equipment to a Mexico company totaling $500,000, none of which was included in March 31, 2020. Rentals and Leases decreased due to two long term rental contracts ending which had combined revenues in March 31, 2019 of $161,900, none of which were included in March 31, 2020.

We had costs of revenue of $994,258 for the quarter ending March 31, 2020 as compared to costs of $1,801,722 for the quarter ending March 31, 2019. Our costs decreased by $807,464, or 45%, while our revenues decreased by 41%. We experienced an increase in gross profit as a percentage of Sales of Equipment and Other Revenues from 88.5% during the three months ended March 31, 2019 to 88% as we sold more used equipment than new.

We experienced an increase in operating expenses with $357,356 in the quarter ending March 31, 2020 as compared to $285,850 in the quarter ending March 31, 2019. This is an increase of approximately 25%.

From first quarter 2019 to first quarter 2020, our Interest Expense decreased from $263,175 to $259,808. This decrease is due to the lower interest rates in debt used to finance our equipment.

We had a net loss of $128,079 for the quarter ending March 31, 2020 as compared to net loss of $282,618 for the first quarter ending March 31, 2019. In connection with the global pandemic, multiple equipment sales were put on hold until things return to normal. This delay resulted in a net loss for the 2020 first quarter. Please see Note 2 for more details.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2020, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was effective as of March 31, 2020 with no material weakness in our internal control over financial reporting continuing to exist at March 31, 2020, because we have an independent audit committee of our board of directors which was established mid-2019 comprised of two independent directors and Chief Financial Officer.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2020. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is working on a settlement agreement. Management does not believe there will be a financial impact once agreement is reached.

We anticipate that we will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations. As of the filing of this Report, we were party to two legal proceedings that have since been resolved.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During 2017, 2018, and 2019 we did not issue any shares of common or preferred stock.

All issuances were exempt from the registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AMERAMEX INTERNATIONAL, INC.

Date: June 23, 2020	By	/s/ Lee Hamre
Lee Hamre
President

Date: June 23, 2020	By	/s/ Hope Stone
Hope Stone
Chief Financial Officer

