Form 10-Q/A
period 2020-03-31
Ameramex International Inc
filed 2020-07-14
CIK 1776048

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

☐ Yes ☒ No

There are 753,415,879 shares of common stock outstanding as of July 10, 2020.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of AmeraMex International, Inc. (the “Company”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2020 (the “Quarterly Report”) is to add this Explanatory Note regarding our reliance on SEC Release No. 34-88465 (the “SEC Order”) issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of the Quarterly Report. The SEC Order provided conditional relief to public companies that were unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020, the Company decided to rely on the relief provided by the SEC Order to extend the filing of the Quarterly Report due to circumstances related to the COVID-19 pandemic.

On Thursday, March 19, 2020, California Governor, Gavin Newsom, announced a statewide “stay at home” order in an attempt to prevent the further spread of COVID-19 in the state. The order required all Californians to remain at home unless they have an essential reason for going out. The Company’s headquarters, outside legal counsel, and audit firm are all located in California. The disruptions in transportation, staffing, and technology systems resulted in limited support from the Company’s staff and professional advisors. As a result, the Company was unable to complete the necessary financial statement and interim review that it needed to permit the Company to file an accurate Quarterly Report on Form 10-Q for its quarter ended March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

PART II – OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AMERAMEX INTERNATIONAL, INC.

Date: July 10, 2020	By	/s/ Lee Hamre
Lee Hamre
President

Date: July 10, 2020	By	/s/ Hope Stone
Hope Stone Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended