Form 10-Q
period 2020-06-30
Ameramex International Inc
filed 2020-08-14
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2020

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

☐ Yes ☒ No

There are 753,415,879 shares of common stock outstanding as of August 13, 2020.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.

BALANCE SHEETS  -  (UNAUDITED)

	JUNE 30, 2020	DECEMBER 31, 2019
ASSETS
Current Assets
Cash	$210,739	$114,504
Accounts Receivable, Net	975,043	589,710
Inventory, Net	7,385,715	4,832,283
Other Current Assets	234,476	206,945
Total Current Assets	8,805,973	5,743,442
Property and Equipment, Net	1,135,234	1,179,794
Rental Equipment, Net	3,371,724	4,036,612
Other Assets	436,597	489,562
Total Other Assets	4,943,555	5,705,968
TOTAL ASSETS	$13,749,528	$11,449,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$733,432	$531,806
Accrued Expenses	572,461	79,787
Joint Venture Liability	442,000	459,500
Line of Credit	225,090	408,033
Notes Payable, Current Portion	1,749,893	386,528
Total Current Liabilities	3,722,876	1,865,654
Long-Term Liabilities
Deferred Tax Liability	21,578	226,339
Notes Payable - Related Party	315,122	334,794
Notes Payable, Net of Current Portion	2,592,085	559,235
Line of Credit	5,516,026	6,313,628
Total Long-Term Liabilities	8,444,811	7,433,996
TOTAL LIABILITIES	$12,167,687	$9,299,650
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 753,415,879 shares issued and outstanding	753,416	753,416
Additional Paid-In Capital	20,781,087	20,781,087
Accumulated Deficit	(19,952,662)	(19,384,743)
Total Stockholders’ Equity	1,581,841	2,149,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,749,528	$11,449,410

 The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS - UNAUDITED

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
REVENUES
Sales of Equipment and Other Revenues	$1,025,364	$4,901,300	$1,937,679	$6,671,353
Rentals and Leases	757,321	571,741	1,283,475	1,245,580
Total Revenues	1,782,685	5,473,041	3,221,154	7,916,933

COST OF REVENUES
Sales of Equipment and Other Revenues	1,103,305	4,632,000	1,849,257	6,197,536
Rentals and Leases	249,092	235,537	497,398	471,723
Total Cost of Revenues	1,352,397	4,867,537	2,346,655	6,669,259

GROSS PROFIT	430,288	605,504	874,499	1,247,674

OPERATING EXPENSES
Selling Expense	59,167	106,726	148,000	187,959
General and Administrative	708,562	292,751	977,085	497,368
Total Operating Expenses	767,729	399,477	1,125,085	685,327

PROFIT (LOSS) FROM OPERATIONS	(337,441)	206,027	(250,586)	562,347

OTHER EXPENSE
Interest Expense	(260,989)	(172,559)	(520,797)	(435,734)
Loss from Early Extinguishment of Debt	—	—	—	(482,908)
Other Income (Expense)	—	716	(1,302)	1,233
Total Other Expense	(260,989)	(171,843)	(522,099)	(917,409)

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(598,430)	34,184	(772,685)	(355,062)

PROVISION (BENEFIT) for INCOME TAXES	(158,590)	10,152	(204,766)	(96,476)

NET INCOME (LOSS)	$(439,840)	$24,032	$(567,919)	$(258,586)

Weighted Average Shares Outstanding:
Basic	753,415,879	753,415,879	753,415,879	753,415,879
Diluted	753,415,879	753,415,879	753,415,879	753,415,879

Earnings (loss) per Share
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at December 31, 2018	753,415,879	$753,416	$20,785,924	$(4,837)	$(19,294,449)	$2,240,054

Retirement of Treasure Stock	—	—	(4,837)	4,837	—	—

Net Loss	—	—	—	—	(282,618)	(282,618)

Balance at March 31, 2019	753,415,879	753,416	20,781,087	—	(19,577,067)	1,957,436

Net Income	—	—	—	—	24,032	24,032

Balance at June 30, 2019	753,415,879	753,416	20,781,087	—	(19,553,035)	1,981,468

Balance at December 31, 2019	753,415,879	753,416	20,781,087	—	(19,384,743)	2,149,760

Net Loss	—	—	—	—	(128,079)	(128,079)

Balance at March 31, 2020	753,415,879	753,416	20,781,087	—	(19,512,822)	2,021,681

Net Loss	—	—	—	—	(439,840)	(439,840)

Balance at June 30, 2020	753,415,879	$753,416	$20,781,087	$—	$(19,952,662)	$1,581,841

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS – UNAUDITED

	SIX MONTHS ENDED
	JUNE 30, 2020	JUNE 30, 2019
CASH FROM OPERATING ACTIVITIES
Net Loss	$(567,919)	$(258,586)
Adjustments to reconcile Net Loss to Net Cash Used In Operations Activities:
Depreciation and Amortization	676,983	580,044
Benefit from Deferred Income Taxes	(204,761)	(75,114)
Loss on Early Extinguishment of Debt	—	482,908
Changes in Operating Assets and Liabilities:
Accounts Receivable	(385,333)	322,115
Inventory	(2,553,432)	(963,246)
Other Current Assets	(27,531)	(195,673)
Accounts Payable	201,626	(250,513)
Accrued Expenses	492,674	(34,136)
NET CASH USED IN OPERATING ACTIVITIES	(2,367,693)	(392,201)

INVESTING ACTIVITIES
Payments for Property and Equipment	(135,025)	(90,801)
Payments for Rental Equipment	167,490	(98,371)
NET CASH USED IN INVESTING ACTIVITIES	32,465	(189,172)

FINANCING ACTIVITIES
Proceeds from Notes Payable	3,840,481	126,000
Payments on Notes Payable	(391,300)	(5,580,757)
Payments on Note Payable - Related Party	(19,672)	(1,101)
Joint Venture Liability	(17,500)	—
Net Borrowings Under Lines of Credit	(980,546)	6,015,067
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,431,463	559,209

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$96,235	$(22,164)
Cash and Cash Equivalents, beginning of period	$114,504	$197,752
Cash and Cash Equivalents, end of period	$210,739	$175,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest	$520,797	$435,734
Cash Paid For Income Taxes	$204,766	$195,598

NON CASH INVESTING AND FINANCING ACTIVITIES:
Equipment Financed under Capital Leases	$239,709	$—
Transfer of Rental Equipment to Inventory	$227,279	$—

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2020

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At June 30, 2020, the Company had working capital of approximately $5,000,000. On May 1, 2020, the Company received a Paycheck Protection Program Loan in the amount of $228,442 to cover payroll and utility expenses during the Pandemic. The Company believes it is following the government guidelines and tracking costs to ensure 100% forgiveness of the loan. On April 21, 2020, the Company was approved and received a $10,000 advance on an SBA Loan for $2000,000 . The Company has not received the final breakdown on terms, but typically such loans bear 3.75% interest for a 30 year term with the first six months of payments deferred. Funding on this loan is anticipated within the next three months. The Company received an increase of one of their equipment lines of credit from $500,000 to $1,050,000. Moving forward, the Company expects to generate sufficient cash flows from operations to meet its obligations, and expects to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that its expected cash flows from operations, together with its current credit facility, will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, as a result of which the Company is subject to additional risks and uncertainties. In response to the pandemic, governments and organizations have taken preventative or protective actions, such as temporary closures of non-essential businesses and “shelter-at-home” guidelines for individuals. As a result, the global economy has been negatively affected, and the Company’s business has been negatively affected in a number of ways. The Company has had several large transactions that have been put on hold until the State of California is reopened. In addition, the Company has all sales, administrative and account employees working from home. Shop employees are practicing social distancing and only one customer is allowed in the facility at a time. Most directly, a number of states and local governments have taken steps that have prohibited or curtailed the sale of equipment or curtailed construction activities during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impede equipment sales. The severity of the impact of COVID-19 on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms. Given the dynamic nature of this situation, the Company cannot predict with absolute certainty, the impact of COVID-19 on its financial condition, results of operations or cash flows.

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

June 30, 2020

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

Line of Credit Issuance Costs

We capitalize and amortize direct issue costs incurred in connection with our line of credit arrangement. On or about March 30, 2019 (see Note 6), we incurred $245,000 in costs comprised of originations fees totaling approximately $180,000 and appraisal costs of approximately $65,000. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet at June 30, 2020 are unamortized loan fees of $136,807. During the three and six months ended June 30, 2020 and 2019, the Company amortized $20,417, $40,833 and $15,677, $18,403 in loan fees, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 for smaller reporting companies, and interim periods within those years, with early adoption permitted. We will adopt this new standard on January 1, 2021. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2020

Note 3 – Inventory

Inventory as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Parts and supplies	$337,981	$250,720
Heavy equipment	7,047,734	4,581,563
Total	$7,385,715	$4,832,283

All of the inventory is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of June 30, 2020 and December 31, 2019, such consisted of the following:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$100,596	$100,596
Leasehold improvements	467,188	467,188
Vehicles and Equipment	1,577,893	1,483,701
Total, at cost	2,145,677	2,051,485
Less - Accumulated depreciation	(1,010,443)	(871,691)
Total, Net	$1,135,234	$1,179,794

Depreciation expense for the three and six months ended June, 2020 and 2019 was $69,802, $138,752 and $54,275, $89,918, respectively.

All of the property and equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 5 – Rental Equipment

Rental equipment as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2020
Rental equipment	$6,807,462	$6,974,953
Less - Accumulated depreciation	(3,435,738)	(2,938,341)
Total, Net	$3,371,724	$4,036,612

Depreciation expense for the three and six months ended June 30, 2020 and 2019 was $249,092, $497,398 and $235,537, $471,723, respectively.

All of the rental equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 6 – Lines of Credit

On May 22, 2020, the limit on the line of credit with a finance company that provides for borrowing up to $500,000 was increased to $1,050,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After the applicable free interest period, interest calculates as follows: 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has it owns calculations based on date of purchase. At June 30, 2020 and December 31, 2019, the amounts outstanding under this line of credit agreement were $225,090 with $824,910 available and $408,033 with $91,967 available, respectively. Interest expense for the six months ended June 30, 2020 and 2019 was $715 and $2,605, respectively. The agreement has no expiration date provided the Company does not default.

On or about March 31, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million, as amended The line of credit is secured by substantially all of the Company’s assets, other than those specifically secured by an existing agreement and bears interest at a rate of 10% annum. The credit facility expires March 22, 2022. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by substantially all of the Company’s assets, other than those specifically secured by an existing agreement. At June 30, 2020 and December 31, 2019,

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2020

the amounts outstanding under this line of credit agreement were $5,516,026 with $983,974 available for purchases and $6,313,628 with $186,372 available, respectively. Interest expense for the three and six months ended June 30, 2020 was $144,038 and $302,831. The interest expense for the same periods of 2019 was $110,612 as there was no interest for that year’s first quarter.

Note 7 – Notes Payable

Notes payable as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Note Payable to finance company dated March 20, 2019; interest at 0.0% per annum; monthly payments of $5,000; due at 15 months from issuance; unsecured	—	15,000

Note Payable to finance company dated June 17, 2019; interest at 2.90% per annum; monthly payments of $4,749; due 48 months from issuance; secured by equipment	163,562	189,467

Note Payable to finance company dated September 26, 2019; interest at 10.228% per annum; monthly payments of $4,383; due 60 months from issuance; secured by equipment	176,650	197,033

Note Payable to finance company dated September 13, 2019; interest at 2.90% per annum; monthly payments of $3,422; due at 48 months from issuance; secured by equipment	127,227	142,689

Note Payable to finance company dated September 18, 2019; interest at 10.52% per annum; monthly payments of $2,143; due at 35 months from issuance; secured by equipment	49,626	59,566

Note Payable to finance company dated November 1, 2019; interest at 0.0% per annum; monthly payments of $3,000; due 52 months from issuance; final payment of $12,000; secured by equipment	147,000	162,000

Note Payable to finance company dated November 22, 2019; interest at 0.0% per annum; monthly payments of $934; due 24 months from issuance; secured by equipment	15,871	21,473

Note Payable to finance company dated February 3, 2020; interest at 9.380% per annum; monthly payments of $9,424; due 50 months from issuance; secured by equipment	413,692	—

Note Payable to finance company dated February 19, 2020; interest at 8.0% per annum; monthly payments of $16,500 for the first 6 months then $11,520 for the remaining 36 months; due 42 months from issuance; secured by equipment	395,458	—

Note Payable to finance company dated February 19, 2020; interest at 8.0% per annum; monthly payments of $16,500 for the first 6 months then $11,520 for the remaining 36 months; due 42 months from issuance; secured by equipment	395,458	—

Note Payable to finance company dated February 13, 2020; interest at 10.35% per annum; monthly payments of $28,903; due 12 months from issuance; unsecured	186,820	—

Note Payable to finance company dated March 20,2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	315,568	—

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2020

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	315,568	—

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	315,568	—

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	315,568	—

Note Payable to finance company dated May 1, 2020; interest at 4.95% per annum; monthly payments of $5,709.31; due 60 months from issuance; secured by equipment	296,688	—

Note Payable to finance company dated May 22, 2020; interest at 10.582% per annum; monthly payments of $1,489.66; due 60 months from issuance; secured by equipment	67,409	—

Note Payable to Small Business Administration, 1% interest per annum, due in installments from month seven (7) to April 21, 2022. Currently working with bank to request forgiveness.	238,442	—

Note Payable to finance company dated June 22, 2020; interest at 10.582% per annum; monthly payments of $1,037.45; due 36 months from issuance; secured by equipment	29,516	—

Note Payable to finance company dated June 18, 2020; interest at 4.99% per annum; monthly payments of $1,207.47; due 60 months from issuance; secured by equipment	63,059	—

Note Payable to finance company dated June 22, 2020; interest at 10.582% per annum; monthly payments of $3,377.42; due 60 months from issuance; secured by equipment	154,693	—
Total	4,341,978	945,763

Less current portion	1,749,893	386,528

Long-term portion	$2,592,085	$$559,235

Interest expense for all notes payable for the three and six months ended June 30, 2020 was $81,041 and $132,796. The interest expense for the same periods of 2019 was $147,871 as all interest in the second quarter was captured in the line of credit.

Note 8 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% annum, unsecured and payable upon demand. The balance of the note at June 30, 2020 and December 31, 2019 was $315,122 and $334,794, respectively. During the six months ended June 30, 2020 and 2019, the Company repaid $19,672 and $1,101, respectively, on this note payable. The note incurred $17,177 and $7,788 in interest expense for the six months ended June 30, 2020 and 2019, respectively.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2020

Lease

The Company leases a building and real property in Chico, California under a five year lease agreement from a trust whose trustee is the Company’s President. The lease provides for monthly lease payments of $9,800 per month, and expired on December 1, 2017. The Company was leasing the building and real property at the same rate on a month-to-month lease until March 1, 2020 when a one-year lease agreement was signed renewable at anniversary for up to ten years. The new lease provides for monthly lease payments of $12,000. Rent expense during the six months ended June 30, 2020 and 2019, was $63,135 and $58,800, respectively.

Transactions with Director

Two separate customers lost financing for purchases of equipment after already receiving the machines, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent to own basis and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that at June 30, 2020 and December 31, 2019, have a combined total due of $196,626, $221,566 respectively. The brokerage made $42,681 on the transactions. The notes are secured by the equipment.

Note 9 – Revenues

During the six months ended June 30, 2020 and 2019, revenues and costs related to domestic and foreign sales of equipment are as follows:

	Three Months	Three Months	Six Months	Six Months
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Equipment Revenues and Other
Domestic	$1,025,364	$4,901,300	$1,937,679	$6,154,353
Export	—	—	—	517,000
Total Revenues and Other	1,025,364	4,901,300	1,937,679	6,671,353
Cost of Revenues and Other
Domestic	1,103,305	4,632,000	1,849,257	5,794,238
Export	—	—	—	403,298
Total Cost of Revenues and Other	1,103,305	4,632,000	1,849,257	6,197,536

Gross Profit	$(77,941)	$269,300	$88,422	$473,817

During the six months ended June 30, 2020 and 2019, there were no foreign rentals of equipment.

Note 10 – Joint Venture

In 2019, the Company entered into a Joint Venture with one of its long-time collaborators whereby costs and profits are shared

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2020

equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, Washington for $1,089,000. At June 30, 2020, the Company had repaid $17,500 (for equipment sold). During the same time period, the Company also remitted $61,651 in joint venture profits. The amount due to the collaborator as of June 30, 2020 and December 31, 2019 was $442,000 and $459,500, respectively.

Note 11 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There were two pending legal proceedings which were subsequently dismissed as the Company reached a confidential settlement agreement which is reflected on the balance sheet as an Accrued Expense in the amount of $428,700.

See Note 8 for related party operating lease.

Note 12 – Subsequent Events

On or about July 20, 2020, the Company and Geneva Roth Remark Holdings, Inc., a New York corporation (“Buyer”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) by which the Buyer purchased and the Company issued and sold a convertible note of the Company, in the aggregate principal amount of $60,000 (the “Note”), convertible into shares of common stock of the Company (the “Common Stock”).

The Note was issued on the same date of the Agreement. A summary of the terms of the Note are as follows:

The principal amount of the Note is $60,000, with an interest rate of 10% per annum, and a Maturity Date of July 20, 2021 , net of direct loan costs of approximately $3,000.

Any amount of principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof. The Note holds conversion rights, whereby the Buyer has the right from time to time, and at any time after 180 days from July 20, 2020 and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert the outstanding amounts of the Note into full paid and non-assessable shares of Common Stock, at the Conversion Price (defined below). Principal may be repaid before the Maturity Date at the following premiums:

Prepayment Period	Prepayment Percentage
1. The period beginning on the Issue Date and ending on the date which is 60 days following the Issue Date.	120%
2. The period beginning on the date which is 61 days following the Issue Date and ending on the date which is 90 days following the Issue Date.	125%
3. The period beginning on the date that is 91 days from the Issue Date and ending 150 days following the Issue Date.	130%
4. The period beginning on the date that is 151 days from the Issue Date and ending 180 days following the Issue Date	135%

If not paid at Maturity Date, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service.

Management intends to pay the Note at or prior to the Maturity Date and will accrete the discount, together with the expected prepayment premium amount, over the expected term not to exceed 180 days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the SEC. Depending on the severity and longevity of the COVID-19 pandemic, our business, customers, and shareholders may experience a significant negative impact.

COVID-19 Update

We have been approved by the Small Business Administration (SBA) for the following financial assistance:

●

We received $228,442 under the SBA Paycheck Protection Program 442 to cover payroll and utility expenses during the Pandemic. We believe we are following the government guidelines and tracking costs to ensure 100% forgiveness of the loan.

●	We have been approved for up to $2,000,000 by the SBA for a Disaster Assistance Loan and have received a $10,000 advance on the loan. The amount of the loan and the loan terms are not yet finalized.

We are mandating a work-from-home policy for our sales, administrative, and accounting employees. Shop employees are servicing contracts with our essential customers and are often traveling to do so. They are practicing social distancing and we are only allowing one customer in the facility at a time. We have worked out payment schedules with our customers in need of assistance and, in turn, have accepted all assistance offered by our vendors.

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

	June 30, 2020	June 30, 2019
REVENUES
Sales of Equipment and Other Revenues	$1,937,679	$6,671,353
Rentals and Leases	1,283,475	1,245,580
Total Revenues	3,221,154	7,916,933
COST OF REVENUES
Sales of Equipment and Other Revenues	1,849,257	6,197,536
Rentals and Leases	497,398	471,723
Total Cost of Revenues	2,346,655	6,669,259

GROSS PROFIT	874,499	1,247,674

OPERATING EXPENSES
Selling Expense	148,000	187,959
General and Administrative	977,085	497,368
Total Operating Expenses	1,125,085	685,327

INCOME FROM OPERATIONS	(250,586)	562,347

OTHER INCOME (EXPENSE)
Interest Expense	(520,797)	(435,734)
Loss from Early Extinguishment of Debt	—	(482,908)
Other Income	(1,302)	1,233
Total Other Income (Expense)	(522,099)	(917,409)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(772,685)	(355,062)

BENEFIT FOR INCOME TAXES	(204,766)	(96,476)

NET LOSS	$(567,919)	$(258,586)

We had revenue of $3,221,154 for the six months ending June 30, 2020 as compared to revenue of $7,916,933 for the six months ending June 30, 2019, a 59% decrease. Sales of Equipment and Other Revenues for the six months ending June 30, 2020 were $1,937,679 and made up 60% of our Total Revenues. For the six months ending June 30, 2019, Sales of Equipment and Other Revenues made up $6,671,353, or 84%, of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $1,283,475, or 40%, in 2020 and in 2019, Rentals and Leases made up 16% of Total Revenues and totaled $1,245,580. Sales of Equipment and Other Revenues was down 71% year over year due to the COVID-19 pandemic which shut down our state and halted all major sales from March 2020 thru June 2020. Rentals and Leases increased by 3% due to three new long term rental contracts that started in April 2020, none of which was included in June 30, 2019.

We had costs of revenue of $2,346,655 for the six months ending June 30, 2020 as compared to costs of $6,669,259 for the six months ending June 30, 2019. Our costs decreased by $4,322,604, or 65%, as our revenues decreased by 71%. We experienced a decrease in gross profit as a percentage of Sales of Equipment and Other Revenues from 71% during the six months ended June 30, 2019 to 65% for the six months ended June 30, 2020 as our sales were down due to the pandemic.

We experienced an increase in operating expenses with $1,125,076 in the six months ending June 30, 2020 as compared to $685,327 in the six months ending June 30, 2019. This is an increase of approximately 64% primarily due to our increase in legal and account expenses.

During the first six months ended 2019 as compared to the first months ended 2020, our Interest Expense increased from $435,734 to $520,797. This increase is due to the multiple financing deals used to buy our equipment.

We had a net loss of $567,919 for the six months ending June 30, 2020 as compared to net loss of $258,586 for the six months ending June 30, 2019. In connection with the global pandemic, multiple equipment sales were put on hold until things return to normal. This delay resulted in a net loss for the first six months of 2020. Please see Note 2 for more details. As the state and country slowly reopen, we are seeing our Sales of Equipment increasing and have already sold more equipment in July and the beginning of August then we did for the entire first quarter.

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

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to that fact, we do not believe that we have any such critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2020, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of June 30, 2020 with material weakness in our internal control over financial reporting continuing to exist at June 30, 2020, due, in part, to our continued inability to install and utilize a system wide work order software.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2020. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

AMERAMEX INTERNATIONAL, INC.

Date: August 13, 2020	By	/s/ Lee Hamre
Lee Hamre
President

Date: August 13, 2020	By	/s/ Hope Stone
Hope Stone
Chief Financial Officer

