Form 10-Q
period 2020-09-30
Ameramex International Inc
filed 2020-11-13
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2020

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

☐  Yes         ☒  No

There are 727,440,881 shares of common stock outstanding as of November 9, 2020.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.

BALANCE SHEETS - UNAUDITED

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
ASSETS
Current Assets
Cash	$506,581	$114,504
Accounts Receivable, Net	1,248,217	589,710
Inventory, Net	7,692,216	4,832,283
Other Current Assets	228,531	206,945
Total Current Assets	9,675,545	5,743,442

Property and Equipment, Net	1,103,852	1,179,794
Rental Equipment, Net	3,087,230	4,036,612
Other Assets	412,930	489,562
Total Other Assets	4,604,012	5,705,968
TOTAL ASSETS	$14,279,557	$11,449,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,822,679	$531,806
Legal Settlement	398,700	—
Accrued Expenses	328,786	79,787
Joint Venture Liability	442,000	459,500
Line of Credit	324,511	408,033
Notes Payable, Current Portion	1,059,971	386,528
Convertible Notes	129,217	—
Total Current Liabilities	4,505,864	1,865,654

Deferred Tax Liability	42,112	226,339
Notes Payable - Related Party	252,573	334,794
Notes Payable, Net of Current Portion	2,593,518	559,235
Line of Credit	5,220,399	6,313,628
Total Long-Term Liabilities	8,108,602	7,433,996
TOTAL LIABILITIES	$12,614,466	$9,299,650
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 755,415,879 and 753,415,879 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	755,416	753,416
Additional Paid-In Capital	20,802,887	20,781,087
Accumulated Deficit	(19,893,212)	(19,384,743)
Total Stockholders’ Equity	1,665,091	2,149,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,279,557	$11,449,410

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS - UNAUDITED

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
REVENUES
Sales of Equipment and Other Revenues	$5,168,949	$2,724,589	$7,106,628	$9,395,942
Rentals and Leases	711,463	577,639	1,994,938	1,823,219
Total Revenues	5,880,412	3,302,228	9,101,566	11,219,161

COST OF REVENUES
Sales of Equipment and Other Revenues	4,824,488	1,842,974	6,673,745	8,040,510
Rentals and Leases	247,398	241,975	744,796	713,698
Total Cost of Revenues	5,071,886	2,084,949	7,418,541	8,754,208

GROSS PROFIT	808,526	1,217,279	1,683,025	2,464,953

OPERATING EXPENSES
Selling Expense	136,591	127,488	284,591	315,447
General and Administrative	223,980	283,513	1,201,065	780,881
Total Operating Expenses	360,571	411,001	1,485,656	1,096,328

INCOME FROM OPERATIONS	447,955	806,278	197,369	1,368,625

OTHER INCOME (EXPENSE)
Interest Expense	(366,725)	(135,541)	(887,522)	(571,275)
Loss from Early Extinguishment of Debt	—	—	—	(482,908)
Other Income (Expense)	(346)	52,680	(1,648)	53,913
Total Other Expense	(367,071)	(82,861)	(889,170)	(1,000,270)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	80,884	723,417	(691,801)	368,355

PROVISION (BENEFIT) FOR INCOME TAXES	21,434	209,791	(183,332)	113,315

NET INCOME (LOSS)	$59,450	$513,626	$(508,469)	$255,040

Weighted Average Shares Outstanding:
Basic	753,240,879	753,415,879	753,240,879	753,415,879
Diluted	753,240,879	753,415,879	753,240,879	753,415,879

Earnings (loss) per Share
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

 AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at December 31, 2018	753,415,879	$753,416	$20,785,924	$(4,837)	$(19,294,449)	$2,240,054

Retirement of Treasury Stock	—	—	(4,837)	4,837	—	—

Net Loss	—	—	—	—	(282,618)	(282,618)

Balance at March 31, 2019	753,415,879	753,416	20,781,087	—	(19,577,067)	1,957,436

Net Income	—	—	—	—	24,032	24,032

Balance at June 30, 2019	753,415,879	753,416	20,781,087	—	(19,553,035)	1,981,468

Net Income	—	—	—	—	513,626	513,626

Balance at September 30, 2019	753,415,879	$753,416	$20,781,087	$—	$(19,039,409)	$2,495,094

Balance at December 31, 2019	753,415,879	$753,416	$20,781,087	$—	$(19,384,743)	$2,149,760

Net Loss	—	—	—	—	(128,079)	(128,079)

Balance at March 31, 2020	753,415,879	753,416	20,781,087	—	(19,512,822)	2,021,681

Net Loss	—	—	—	—	(439,840)	(439,840)

Balance at June 30, 2020	753,415,879	753,416	20,781,087	—	(19,952,662)	1,581,841
Common stock issued for services	2,000,000	2,000	21,800	—	—	23,800
Net Income	—	—	—	—	59,450	59,450

Balance at September 30, 2020	755,415,879	$755,416	$20,802,887	$—	$(19,893,212)	$1,665,091

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS – UNAUDITED

	NINE MONTHS ENDED
	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019
CASH FROM OPERATING ACTIVITIES
Net Income (Loss)	$(508,469)	$255,040
Adjustments to reconcile Net Income (Loss) to Net Cash Used In Operations Activities:
Depreciation and Amortization	1,016,925	893,508
Deferred Income Taxes	(184,227)	134,673
Common stock issued for services	23,800	—
Loss on Early Extinguishment of Debt	—	482,908
Changes in Operating Assets and Liabilities:
Accounts Receivable	(658,507)	17,033
Inventory	(2,716,043)	(2,342,419)
Other Current Assets	(21,586)	(182,542)
Accounts Payable	1,290,873	(189,278)
Legal Settlement	398,700	—
Accrued Expenses	248,999	(31,569)
NET CASH USED IN OPERATING ACTIVITIES	(1,109,535)	(962,646)

INVESTING ACTIVITIES
Payments for Property and Equipment	(135,491)	(160,390)
Payments for Rental Equipment	—	(135,699)
NET CASH USED IN INVESTING ACTIVITIES	(135,491)	(296,089)

FINANCING ACTIVITIES
Proceeds from Notes Payable	4,154,871	495,924
Payments on Notes Payable	(1,432,142)	(5,618,427)
Payments on Note Payable - Related Party	(82,221)	(33,438)
Payments on Joint Venture Liability	(17,500)	—
Net Borrowings (Repayments) Under Lines of Credit	(985,905)	6,348,546
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,637,103	1,192,605

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$392,077	$(66,130)
Cash and Cash Equivalents, beginning of period	$114,504	$197,752
Cash and Cash Equivalents, end of period	$506,581	$131,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest	$878,305	$487,345
Cash Paid For Income Taxes	$800	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment Financed under Capital Leases	$298,035	$—
Transfer of Rental Equipment to Inventory	$296,279	$—

The accompanying notes are an integral part of these unaudited financial statements.

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2020

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At September 30, 2020, the Company had working capital of approximately $5,200,000. On May 1, 2020, the Company received a Paycheck Protection Program Loan in the amount of $228,442 to cover payroll and utility expenses during the COVID-19 pandemic. The Company believes it is following the government guidelines and tracking costs to ensure 100% forgiveness of the loan. The Company is expecting to receive said forgiveness before the end of the year.

On April 21, 2020, the Company was approved and received a $10,000 advance on an SBA Loan for $2,000,000. The Company received a second payment of $150,000 on September 10, 2020. The SBA loans bears 3.75% interest for a 30 year term with the first 12 months of payments deferred. Remaining funding on this loan is anticipated over the next 24 months.

The Company received an increase of one of their equipment lines of credit from $500,000 to $1,050,000.

Moving forward, the Company expects to generate sufficient cash flows from operations to meet its obligations, and expects to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that its expected cash flows from operations, together with its current credit facility, will be sufficient to operate in the normal course of business for the next 12 months from the issuance date of these financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, as a result of which the Company is subject to additional risks and uncertainties. In response to the pandemic, governments and organizations have taken preventative or protective actions, such as temporary closures of non-essential businesses and “shelter-at-home” guidelines for individuals. As a result, the global economy has been negatively affected, and the Company’s business has been negatively affected in a number of ways. The Company has had several large transactions that have been put on hold until the State of California is completely reopened. In addition, the Company has all sales, administrative and account employees working from home. Shop employees are practicing social distancing and only one customer is allowed in the facility at a time. Most directly, a number of states and local governments have taken steps that have prohibited or curtailed the sale of equipment or curtailed construction activities during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, have impeded and continue to impede equipment sales. The severity of the impact of COVID-19 on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms. Given the dynamic nature of this situation, the Company cannot predict with absolute certainty, the ultimate impact of COVID-19 on its financial condition, results of operations or cash flows.

Basis of Presentation

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and nine-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto that are included in the Company’s Annual Report on Form 10-K.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2020

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.

These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved. Significant estimates in these unaudited interim financial statements include the allowance for doubtful accounts, inventory allowances, convertible notes policy and estimated useful life of property and equipment.

Convertible Debt and Embedded Derivatives

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, a derivative instrument, which is treated as an additional discount to the instruments where derivative accounting does not apply. This applies during the period for which embedded conversion features are either fixed, contingently convertible, or cash or net settlement is in control of the Company. The proceeds allocated to the equity instruments may reduce the carrying value of the convertible debt, and such discount is amortized to interest expense over the term of the debt. The Company generally has the option to pay the convertible notes at a premium ranging from 0% to 135% within the first 180 before they become convertible. The discount relating to the initial recording of the original issue discounts, issue costs, warrants and beneficial conversion feature are accreted, together with the premium, over the estimated term of the debt, which is generally 180 days from the date of issuance.

Many of the conversion features embedded in the Company’s notes become variable upon the event of default or upon the passage of time in the event the Company does not repay the notes, at a premium, at 180 days from issuance of the note. If the conversion price is adjusted based on a discount to the market price of the Company’s common stock, the number of shares upon conversion is potentially unlimited. In the event we cannot control the net share settlement and cash settlement, we record the embedded conversion feature as a derivate instrument, at fair value. The excess of fair value of the embedded conversion feature, together with the original issue discounts, warrants, and issue costs over the face value of the debt, is recorded as an immediate charge in the accompanying statements of operations and cash flows. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts are accreted over the term of the debt, which is generally six (6) months after the notes become convertible, using the effective interest method.

ASC 470-50, Extinguishments, require entities to record an extinguishment when the terms of the original note are significantly modified, defined as a greater than 10% change in expected cash flows. As a result of modifications made to one of the Company’s convertible notes during the reporting period, we recorded a loss as reported in the accompanying statements of operations and cash flows.

Line of Credit Issuance Costs

The Company capitalizes and amortizes direct issue costs incurred in connection with its line of credit arrangement. On or about March 30, 2019 (see Note 6), the Company incurred $245,000 in costs comprised of originations fees totaling approximately $180,000 and appraisal costs of approximately $65,000. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet at September 30, 2020 are unamortized loan fees of $116,390. During the three and nine months ended September 30, 2020 and 2019, the Company amortized $20,417, $61,250 and $16,129, $34,531 in loan fees, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2020

lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 for smaller reporting companies, and interim periods within those years, with early adoption permitted. The Company will adopt this new standard on January 1, 2021. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

Note 3 – Inventory

Inventory as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Parts and supplies	$381,907	$250,720
Heavy equipment	7,310,309	4,581,563
Total	$7,692,216	$4,832,283

All of the inventory is used as collateral for the line of credit and notes payable (see Notes 6 and 8).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of September 30, 2020 and December 31, 2019, such consisted of the following:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$100,596	$100,596
Leasehold improvements	467,188	467,188
Vehicles and Equipment	1,619,191	1,483,701
Total, at cost	2,186,975	2,051,485
Less - Accumulated depreciation	(1,083,123)	(871,691)
Total, Net	$1,103,852	$1,179,794

Depreciation expense for the three and nine months ended September 30, 2020 and 2019 was $72,681, $211,433 and $56,819, $146,737, respectively.

All of the property and equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 8).

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2020

Note 5 – Rental Equipment

Rental equipment as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2020
Rental equipment	$6,769,813	$6,974,953
Less - Accumulated depreciation	(3,682,583)	(2,938,341)
Total, Net	$3,087,230	$4,036,612

Depreciation expense for the three and nine months ended September 30, 2020 and 2019 was $246,845, $744,242 and $240,518, $712,240, respectively.

All of the rental equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 8).

Note 6 – Lines of Credit

On May 22, 2020, the limit on the line of credit with a finance company that provides for borrowing up to $500,000 was increased to $1,050,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from the finance date. After the applicable free interest period, interest calculates as follows: 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has it own calculations based on the date of purchase. At September 30, 2020 and December 31, 2019, the amounts outstanding under this line of credit agreement were $324,511 with $725,489 available and $408,033 with $91,967 available, respectively. Interest expense for the three and nine months ended September 30, 2020 and 2019 was $837, $1,551 and $982, $6,232, respectively. The agreement has no expiration date provided the Company does not default.

On or about March 31, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million. The credit facility expires March 22, 2022. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by substantially all of the Company’s assets, other than those specifically secured by an existing agreement. At September 30, 2020 and December 31, 2019, the amounts outstanding under this line of credit agreement were $5,220,399 with $1,279,600 available for purchases and $6,313,628 with $186,372 available, respectively. Interest expense for the three and nine months ended September 30, 2020 was $134,999 and $437,531, respectively. The interest expense for the same periods of 2019 was $106,545 and $262,157, respectively.

Note 7 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at September 30, 2020 and December 31, 2019 was $252,573 and $334,794, respectively. During the nine months ended September 30, 2020 and 2019, the Company repaid $82,221 and $33,438 respectively, on this note payable. The note incurred $9,955, $27,033 and $11,364, $34,093 in interest expense for the three and nine months ended September 30, 2020 and 2019, respectively.

Lease

The Company leases a building and real property in Chico, California under a one year lease agreement from a trust whose trustee is the Company’s President. The lease provides for monthly lease payments of $9,800 per month, and expired on December 1, 2017.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2020

The Company was leasing the building and real property at the same rate on a month-to-month lease until March 1, 2020 when a one-year agreement was signed renewable at anniversary for up to ten years. The new lease provides for monthly lease payments of $12,000. Rent expense during the nine months ended September 30, 2020 and 2019, was $99,135 and $88,200, respectively.

Transactions with Director

Two separate customers lost financing for purchases of equipment after already receiving the machines, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent to own basis and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that at September 30, 2020 and December 31, 2019, have a combined total due of $179,457 and $221,566 respectively. The brokerage made $42,681 on the transactions. The notes are secured by the equipment.

Note 8 – Notes Payable

Notes payable as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Note Payable to finance company dated March 20, 2019; interest at 0.0% per annum; monthly payments of $5,000; due at 15 months from issuance; unsecured	—	15,000

Note Payable to finance company dated June 17, 2019; interest at 2.90% per annum; monthly payments of $4,749; due 48 months from issuance; secured by equipment	150,468	189,467

Note Payable to finance company dated September 26, 2019; interest at 10.228% per annum; monthly payments of $4,383; due 60 months from issuance; secured by equipment	166,459	197,033

Note Payable to finance company dated September 13, 2019; interest at 2.90% per annum; monthly payments of $3,422; due at 48 months from issuance; secured by equipment	114,722	142,689

Note Payable to finance company dated September 18, 2019; interest at 10.52% per annum; monthly payments of $2,143; due at 35 months from issuance; secured by equipment	44,457	59,566

Note Payable to finance company dated November 1, 2019; interest at 0.0% per annum; monthly payments of $3,000; due 52 months from issuance; final payment of $12,000; secured by equipment	135,000	162,000

Note Payable to finance company dated November 22, 2019; interest at 0.0% per annum; monthly payments of $934; due 24 months from issuance; secured by equipment	13,961	21,473

Note Payable to finance company dated February 19, 2020; interest at 8.0% per annum; monthly payments of $16,500 for the first 6 months then $11,520 for the remaining 36 months; due 42 months from issuance; secured by equipment	358,568	—

Note Payable to finance company dated February 13, 2020; interest at 10.35% per annum; monthly payments of $28,903; due 12 months from issuance; unsecured	127,008	—

Note Payable to finance company dated March 20,2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	301,044	—

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2020

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	301,044	—

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	301,044	—

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	301,044	—

Note Payable to finance company dated May 1, 2020; interest at 4.95% per annum; monthly payments of $5,709.31; due 60 months from issuance; secured by equipment	284,958	—

Note Payable to finance company dated May 22, 2020; interest at 10.582% per annum; monthly payments of $1,489.66; due 60 months from issuance; secured by equipment	64,699	—

Note Payable to Small Business Administration, 1% interest per annum, due in installments from month seven (7) to April 21, 2022. Requested forgiveness. 3.75% on portion not forgiven; monthly payments of $731.00; twelve (12) months deferred for a thirty year term	388,442	—

Note Payable to finance company dated June 22, 2020; interest at 10.582% per annum; monthly payments of $1,037.45; due 36 months from issuance; secured by equipment	28,548	—

Note Payable to finance company dated June 18, 2020; interest at 4.99% per annum; monthly payments of $1,207.47; due 60 months from issuance; secured by equipment	61,164	—

Note Payable to finance company dated June 22, 2020; interest at 10.582% per annum; monthly payments of $3,377.42; due 60 months from issuance; secured by equipment	150,660	—

Note Payable to finance company dated August 21, 2020; interest at 3.99% per annum; monthly payments of $4,456.50; due 60 months from issuance; secured by equipment	41,864	—

Note Payable to finance company dated September 16, 2020; interest at 4.85% per annum; monthly payments of $4,778.59; due 36 months from issuance; secured by equipment	159,800	—

Total	3,653,489	945,763

Less current portion	1,059,971	386,528

Long-term portion	$2,593,518	$$559,235

Interest expense for all notes payable for the three and nine months ended September 30, 2020 was $165,562 and $298,359, respectively. The interest expense for the same periods of 2019 was $4,121 and $87,266, respectively.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2020

Note 9 – Convertible Notes

On or about July 20, 2020 and again on September 16, 2020, the Company and Geneva Roth Remark Holdings, Inc., a New York corporation (“Buyer”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) by which the Buyer purchased and the Company issued and sold convertible notes of the Company, in the aggregate principal amount of $120,000 (the “Notes”), convertible into shares of common stock of the Company (the “Common Stock”).

A summary of the terms of the Note are as follows:

The principal amount of the Notes is $120,000, with an interest rate of 10% per annum, and a maturity date of July 20, 2021 and September 16, 2021 net of direct loan costs of approximately $6,000.

Any amount of principal or interest which is not paid by the maturity date shall bear interest at the rate of 22% per annum from the due date thereof. The Note holds conversion rights, whereby the Buyer has the right from time to time, and at any time after 180 days from July 20, 2020 and ending on the later of: (i) July 20, 2021 and (ii) the date of payment of the Default Amount (payable only in the event of a default), to convert the outstanding amounts of the Note into fully paid and non-assessable shares of Common Stock, at the Conversion Price (defined below). Principal may be repaid before the Maturity Date at the following premiums:

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

If not paid at Maturity Date, the Conversion Price shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined below) (representing a discount rate of 35%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service. 66,000,000 shares have been reserved for possible conversion and principal and interest will increase to 150% in the event of default.

Management intends to pay the Note at or prior to the Maturity Date and will accrete the discount, together with the expected prepayment premium amount, over the expected term not to exceed 180 days. As of September 30, 2020, the accrued and accreted Interest Expense for these convertible notes was $9,217 and $32,783, respectively.

Note 10 – Revenues

During the three and nine months ended September 30, 2020 and 2019, revenues and costs related to domestic and foreign sales of equipment are as follows:

	Three Months Ended September		Nine Months Ended September
	2020	2019	2020	2019
Equipment Revenues and Other
Domestic	$5,880,412	$3,302,228	$9,101,566	$10,702,161
Export	—	—	—	517,000
Total Revenues and Other	$5,880,412	$3,302,228	$9,101,566	$11,219,161

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2020

Cost of Revenues and Other
Domestic	$5,071,886	$2,084,949	$7,418,541	$8,350,910
Export	—	—	—	403,298
Total Cost of Revenues and Other	5,071,886	2,084,949	7,418,541	8,754,208

Gross Profit	$808,526	$1,217,279	$1,683,025	$2,464,953

During the nine months ended September 30, 2020 and 2019, there were no foreign rentals of equipment.

Note 11 – Joint Venture

In 2019, the Company entered into a joint venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, Washington for $1,089,000. At September 30, 2020, the Company had repaid $17,500 (for equipment sold). During the same time period, the Company also remitted $61,651 in joint venture profits. The amount due to the collaborator as of September 30, 2020 and December 31, 2019 was $442,000 and $459,500, respectively.

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There were two pending legal proceedings which were subsequently dismissed as the Company reached a combined confidential settlement agreement. As of September 30, 2020, this agreement is reflected on the balance sheet in the amount of $398,700. Should the Company default on payment, a $200,000 penalty will be added to the remaining balance due.

See Note 7 for related party operating lease.

Note 13 – Common Stock

On September 14, 2020, the Company entered into an agreement with M Vest LLC, a FINRA registered broker-dealer, contracting their services. In addition to monetary compensation, the Company paid out 2,000,000 fully vested shares of the Company’s Common Stock. The shares of Common Stock will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s Common Stock. We recorded compensation expense totaling $23,800 based on the quoted market price of the Company’s Common Stock.

Note 14 – Subsequent Events

On October 23, 2020, the Company submitted the Paycheck Protection Forgiveness Application to its financial institution According to their response, the bank can take up to 60 days to review the documents for accuracy before then submitting to the SBA. The SBA can then take up to 90 days to complete their review and determination of the request. Based on the form calculation table, the Company is eligible for 100% forgiveness of the PPP loan that was funded on May 1, 2020 equal to $228,442.

On or about October 16, 2020, the Company redeemed 26,799,998 shares of common stock from two former employees at zero cost to the Company. These shares were returned to authorized, but unissued status. On or about October 22, 2020, the Company redeemed 1,000,000 shares of common stock from a former employee at a minimal cost to the company. These shares were returned to authorized, but unissued status.

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

Recent Developments Related to the COVID-19 Outbreak

All of the disclosures set forth in this Item 2 should be read in the context of the recent COVID-19 related developments discussed immediately below.  All of the disclosures recited in “Recent Developments Related to the COVID-19 Outbreak” are as of the date of this filing.

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. The pandemic has resulted in social distancing, travel bans and quarantine, and this has limited and may continue to limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the SEC. Depending on the severity and longevity of the COVID-19 pandemic, our business, customers, and shareholders may experience a significant negative impact. (See Financial Statements, Note 2 – Summary of Significant Accounting Policies – Risks and Uncertainties.)

COVID-19 Update

We have been approved by the Small Business Administration (SBA) for the following financial assistance:

●

We received $228,442 under the SBA Paycheck Protection Program 442 to cover payroll and utility expenses during the Pandemic. We believe we are following the government guidelines and tracking costs to ensure 100% forgiveness of the loan.

●	We have been approved for up to $2,000,000 by the SBA for a Disaster Assistance Loan and have received an initial $10,000 advance on the loan as well as an additional $150,000 installment. We have submitted the required paperwork to receive the balance which will be funded in $150,000 installments over the course of the next two years.

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

Overview of the Business

We sell, lease, and rent heavy equipment to companies within four industries: construction (light and infrastructure), shipping logistics, mining, and commercial farming. With customers in the United States, Canada, Latin America, Asia and Africa, we have over 30 years of experience in heavy equipment sales and service and inventories of top-of-the-line equipment from manufacturers such as Taylor Machine Works Inc. and Terex Heavy Equipment. We were originally incorporated as Hamre Equipment Company, Inc. in California on November 17, 1989. We merged into AmeraMex International, Inc., a Nevada corporation, on November 2, 2006.

Results of Operations

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
REVENUES
Sales of Equipment and Other Revenues	$5,168,949	$2,724,589	$7,106,628	$9,395,942
Rentals and Leases	711,463	577,639	1,994,938	1,823,219
Total Revenues	5,880,412	3,302,228	9,101,566	11,219,161

COST OF REVENUES
Sales of Equipment and Other Revenues	4,824,488	1,842,974	6,673,745	8,040,510
Rentals and Leases	247,398	241,975	744,796	713,698
Total Cost of Revenues	5,071,886	2,084,949	7,418,541	8,754,208

GROSS PROFIT	808,526	1,217,279	1,683,025	2,464,953

OPERATING EXPENSES
Selling Expense	136,591	127,488	284,591	315,447
General and Administrative	223,980	283,513	1,201,065	780,881
Total Operating Expenses	360,571	411,001	1,485,656	1,096,328

INCOME FROM OPERATIONS	447,955	806,278	197,369	1,368,625

OTHER INCOME (EXPENSE)
Interest Expense	(366,725)	(135,541)	(887,522)	(571,275)
Loss from Early Extinguishment of Debt	—	—	—	(482,908)
Other Income (Expense)	(346)	52,680	(1,648)	53,913
Total Other Expense	(367,071)	(82,861)	(889,170)	(1,000,270)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	80,884	723,417	(691,801)	368,355

PROVISION (BENEFIT) FOR INCOME TAXES	21,434	209,791	(183,332)	113,315

NET INCOME (LOSS)	$59,450	$513,626	$(508,469)	$255,040

Revenue

Nine Months Ended September 30, 2020. We had revenue of $9,101,566 for the nine months ending September 30, 2020 as compared to revenue of $11,219,161 for the nine months ending September 30, 2019, a 19% decrease. Sales of Equipment and Other Revenues for the nine months ending September 30, 2020 were $7,106,628 and made up 78% of our Total Revenues. For the nine months ending September 30, 2019, Sales of Equipment and Other Revenues made up $9,395,942, or 84%, of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $1,994,938, or 22%, in 2020 and in 2019, Rentals and Leases made up 16% of Total Revenues and totaled $1,823,219.

Three Months Ended September 30, 2020. Revenue for the three months ending September 30, 2020 was $5,880,412 compared to $3,302,228 for the same time during 2019, a 78% increase. Sales of Equipment and Other Revenues for the three months ending September 30, 2020 was $5,168,949 and made up 88% of our Total Revenues. For the three months ending September 30, 2019, Sales of Equipment and Other Revenues made up $2,724,589, or 83% of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $711,463, or 12%, in 2020 and in 2019, Rentals and Leases made up 17% of Total Revenues and totaled $577,639. Sales of Equipment and Other Revenues was down 24% year over year due to the COVID-19 pandemic which shut down our state and halted all major sales from March 2020 through June 2020. Rentals and Leases increased by 9% due to three new long term rental contracts that started in April 2020, none of which were included in September 30, 2019.

Cost of Revenue

Nine Months Ended September 30, 2020. We had costs of revenue of $7,418,541 for the nine months ending September 30, 2020 as compared to costs of $8,754,208 for the nine months ending September 30, 2019. Our costs decreased by $1,335,667, or 15%, as our revenues decreased by 19%. We experienced an increase in gross profit as a percentage of Sales of Equipment and Other Revenues from 74% during the nine months ended September 30, 2019 to 76% for the nine months ended September 30, 2020 as our costs were down.

Three Months Ended September 30, 2020. Costs of revenue for the three months ending September 30, 2020 were $5,071,886 compared to the same time in 2019 of $2,084,949 an increase of 143% as our revenue increased. We had an increase in gross profit as a percentage of Sales of Equipment and Other Revenues from 55% during the three months ending September 30, 2019 to 84% for the three months ended September 30, 2020 as our sales were up.

Operating Expenses

Nine Months Ended September 30, 2020. We experienced an increase in operating expenses with $1,485,656 in the nine months ending September 30, 2020 as compared to $1,096,328 in the nine months ending September 30, 2019. The nine month increase of approximately 36% is primarily due to our increase in legal and accounting expenses.

Three Months Ended September 30, 2020. Operating expenses were down $50,430 when comparing the three months ending September 30, 2020 to the three months ending September 30, 2019.

Interest Expense

Nine Months Ended September 30, 2020. During the first nine months ended 2019 as compared to the first nine months ended 2020, our Interest Expense increased from $571,275 to $887,522. This increase is due entirely to the financing of new equipment purchases.

Three Months Ended September 30, 2020. The three months ending September 30, 2020 compared to the three months ending September 30, 2019 shows an increase in interest expense from $135,541 to $366,725.

Operating Results

We had a net loss of $508,469 for the nine months ending September 30, 2020 as compared to net profit of $255,040 for the nine months ending September 30, 2019. In connection with the global pandemic, multiple equipment sales were put on hold until things return to normal. This delay resulted in a net loss for the first nine months of 2020. Please see Note 2 for more details. As our state and country slowly reopen, we are seeing our Sales of Equipment increase which is reflected in our three month ending September 30, 2020 profit of $59,450.

Liquidity

Moving forward, the Company expects to generate sufficient cash flows from operations to meet its obligations, and expects to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that its expected cash flows from operations, together with its current credit facility, will be sufficient to operate in the normal course of business for the next 12 months from the issuance date of these financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2020, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of September 30, 2020 with material weakness in our internal control over financial reporting continuing to exist at September 30, 2020, due, in part, to our continued inability to install and utilize a system wide work order software.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2020. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We anticipate that we will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations. As of the filing of this Report, we have no legal proceedings pending.

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

AMERAMEX INTERNATIONAL, INC.

Date: November 13, 2020	By: /s/ Lee Hamre
Lee Hamre President

Date: November 13, 2020	By: /s/ Hope Stone
Hope Stone Chief Financial Officer

