Form 10-K
period 2020-12-31
Ameramex International Inc
filed 2021-04-16
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☑   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☑   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). ☑  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

On June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $2,533,970 based upon the closing price on that date of the Common Stock of the Registrant on the OTCQB marketplace of $0.49.

The Registrant had 14,549,155 shares of Common Stock outstanding as of April 14, 2021.

DOCUMENTS INCORPORATED BY REFERENCE: None.

 PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, and projections about us and our industry. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “seek,” and other similar expressions that are intended to identify forward-looking statements. They include statements regarding our:

•	Financial position;

•	Business plans;

•	Budgets;

•	Amount, nature, and timing of capital expenditures;

•	Cash flow and anticipated liquidity;

•	Future operations of unknown nature costs;

•	Acquisition and development of other technology;

•	Future demand for any products and services acquired; and

•	Operating costs and other expenses.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted. All statements other than statements of historical facts included in this Annual Report including, without limitation, any projections and assumptions in this Annual Report, are forward-looking statements. Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include:

•	General economic conditions;

•	Our cost of operations;

•	Our ability to generate sufficient cash flows to continue operating;

•	Availability of capital;

•	The strength and financial resources of our competitors;

•	Our ability to find and retain skilled personnel; and

•	The lack of liquidity of our Common Stock.

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

The occurrence of the COVID-19 pandemic has and may continue to negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains, and businesses as well as the global financial markets. The COVID-19 pandemic has resulted in in social distancing, travel bans, and quarantine measures, which have limited access to our facilities, customers, management, support staff, and professional advisors. These factors, in turn, have impacted and may continue to impact our operations, financial condition, and demand for our goods and services as well as our overall ability to react timely to mitigate the impact of this event. Also, the COVID-19 pandemic has hampered and may continue to hamper our efforts to comply with our filing obligations with the SEC. Depending on the severity and longevity of the COVID-19 pandemic, our business, customers, and shareholders may continue to experience a significant negative impact.

We received the following financial assistance from the Small Business Administration (SBA):

(1)	$228,442 under the SBA Paycheck Protection Program 442 to cover payroll and utility expenses. We received 100% forgiveness of this loan;

(2)	$150,000 under the COVID-19 Economic Injury Disaster Loan. On April 7, 2021 we received email notification of an increase in this loan from $150,000 to $500,000. That same day, we submitted our request for the increase;

(3)	$254,147 under the SBA Paycheck Protection Program – Round 2 442 to cover payroll and utility expenses. We believe we are following the government guidelines and tracking costs to ensure 100% forgiveness of the loan; and

(4)	We are working with the SBA on a secondary loan which pays either $10,000,000 or 45% of 2019 gross earned revenue, whichever is lower. We meet the qualifications and based on their requirements are eligible for $5,694,857. We cannot submit our application until after April 19th and will have more updates in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2021.

We mandated a work-from-home policy for our sales, administrative, and accounting employees. Shop employees are servicing contracts with our essential customers and are often traveling to do so. They are practicing social distancing and we are only allowing one customer in the facility at a time. We have worked out payment schedules with our customers in need of assistance and, in turn, have accepted all assistance offered by our vendors.

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

Objectives

Continue to develop and expand the availability of our products to the heavy equipment industry;

Expand online, direct, wholesale, and government sales (both domestic and international); and

Expand our construction equipment division.

Description of Business and Principal Products or Services

We sell, lease, and rent heavy equipment to companies within five industries:

1.	Construction (light and infrastructure);
2.	Shipping logistics;
3.	Mining;
4.	Commercial farming; and
5.	Forestry.

With customers in the United States, Canada, Latin America, Asia, and Africa, we have over 30 years of experience in heavy equipment sales and service and inventories of top-of-the-line equipment from manufacturers such as Taylor Machine Works Inc., ASV and Terex Heavy Equipment.

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

We obtain new customers in several different ways:

•	Current customer referrals;
•	Website;
•	Billboard advertisements;
•	Company location where our inventory yard is highly visible from the freeway;
•	Monitoring government websites, bidding on jobs and winning contracts; and
•	Authorized equipment maker referrals.

Governmental Regulation

We are subject to numerous federal, state, and local rules and regulations, including regulations promulgated by the Environmental Protection Agency (EPA) and similar state agencies with respect to storing, shipping, disposing, discharging, and manufacturing hazardous materials and hazardous and non-hazardous waste. These activities are associated with the repair and maintenance of our equipment and customers’ equipment. Compliance with these rules and regulations has not had any material effect on our operations, nor do we expect it to in the future. Further, we have not made, and do not anticipate making, any material capital expenditures in compliance with environmental regulations. However, there can be no assurance that these expectations will prove to be accurate, particularly if regulations change, unforeseen incidents occur or unknown past contamination or non-compliance is discovered, among other similar events.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,070,000,000 in annual gross revenue and did not have such amount as of December 31, 2020, our last fiscal year.

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

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

●	a requirement to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in a public offering registration statement;
●	an exemption to provide less than five years of selected financial data in a public offering registration statement;
●	an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act in the assessment of the emerging growth company’s internal control over financial reporting;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit partner rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

History

We have grown from a used forklift dealer in Northern California to the owner and operator of a multi-million dollar fleet of heavy equipment for sale, lease, or rent to companies in the United States, Canada, Latin America, Asia, and Africa.

We have three business units:

1. Hamre Equipment;

2. Hamre Heavy Haul; and

3. Hamre Parts & Service.

These units are authorized dealers for well-known equipment manufacturers and carry a large inventory of heavy equipment and Hamre Parts & Service includes a complete maintenance organization with a large parts inventory and service department.

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

The Hamre Heavy Haul business unit includes a customized fleet of heavy haul equipment and was initially formed to transfer heavy equipment for us, however, in recent years, we have expanded this unit to market our heavy haul services to third-party companies throughout the United States.

Strategy

We have a clearly defined strategy to find opportunities that expand our reach within the United States and internationally. We now have customers in over 12 countries. As we continue to sell new equipment to U.S. customers, we purchase older equipment from well-respected brands that may not meet EPA Tier III requirements in the U.S., and refurbish the equipment to like-new condition. The equipment is sold AS IS with NO warranty agreement. The equipment is then marketed internationally. Our target markets for sales of new and refurbished equipment are:

•	Canada
•	Indonesia
•	Pakistan
•	Germany
•	Singapore
•	Vietnam
•	China
•	Russia
•	India
•	The Middle East
•	West Africa
•	Central America
•	Mexico

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

According to the “Heavy Construction Equipment Market Will Reach $90.4 Billion by 2025,” published by Grand View Research in January 2019/2020 (the “Construction Equipment Report”): The global heavy construction equipment market size is expected to reach $90.4 billion by 2025 at a CAGR of 5.4%. Increased investment of infrastructure will be a major factor in driving market growth.

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

Amount Spent on Research and Development

None.

Employees

As of the date hereof, we have 16 full time employees. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

FINRA Corporate Action/Information Statement on Form 14C

On December 21, 2020, we effected a one for fifty (1:50) reverse stock split (the “Reverse Stock Split”). To effect the Reverse Stock Split, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Nevada Secretary of State. The Reverse Stock Split was approved by our Board of Directors on September 9, 2020 and by our stockholders on September 11, 2020, by a written consent in lieu of a special meeting of stockholders.

As a result of the Reverse Stock Split, every 50 shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. Following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 753,415,879 shares to 15,068,317 shares. There was no change to the number of authorized shares.

Unless otherwise indicated, all share and per share amounts included in this Annual Report reflect the effects of the Reverse Stock Split.

Additional Information

We file annual, quarterly, and other reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Our corporate website address is www.ammx.net. We make available free of charge, through the Investor Relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information which appears on our corporate website is not part of this Annual Report.

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

We lease a building and real property in Chico, California from a trust whose trustee is Lee Hamre, our President for monthly lease payments of $12,000. We are currently leasing the building and real property through a lease that renews annually. The total rent for 2020 was $139,600, and the total rent for 2019 was $117,600.

ITEM 3.	LEGAL PROCEEDINGS

We anticipate that we will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot give any assurance that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations. As of the date of this Annual Report, we have no legal proceedings pending.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is traded on the OTCQB Venture Market (“OTCQB”) operated by the OTC Markets Group, Inc. Our trading symbol is AMMX. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell their securities in our Company.

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the OTCQB within the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2020
Quarter Ended	High $	Low $
December 31, 2020	0.48	0.38
September 30, 2020	0.54	0.43
June 30, 2020	0.49	0.49
March 31, 2020	0.55	0.52
Fiscal Year Ended December 31, 2019
Quarter Ended	High $	Low $
December 31, 2019	0.70	0.43
September 30, 2019	0.98	0.69
June 30, 2019	0.98	0.73
March 31, 2019	1.07	0.64

Holders of our Common Stock

We have approximately 257 record holders of our Common Stock as of the date of this Annual Report according to the records of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Employees Stock Compensation Plan

We do not have a Stock Option Plan as of the date of this filing.

Recent Sales of Unregistered Securities

During 2019, we did not issue any shares of common or preferred stock.

On July 20, 2020, we entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc., a New York corporation (“Geneva”) to issue a convertible promissory note in the amount of $60,000, convertible into shares of our Common Stock. The note matures on July 20, 2021, bears an interest rate of 10% per annum, with a 22% default interest rate, and may be converted at 65% of the lowest closing bid price in the ten days preceding a conversion. On January 15, 2021, this note was paid in full prior to any conversion of stock.

On September 16, 2020, we issued a second convertible promissory note to Geneva in the amount of $60,000, convertible into shares of our Common Stock. The note matures on September 16, 2021, bears an interest rate of 10% per annum, with a 22% default interest rate, and may be converted at 65% of the lowest closing bid price of the Common Stock in the twenty days preceding a conversion. On March 19, 2021, this note was paid in full prior to any stock conversion.

On January 21, 2021, we entered into a securities purchase agreement with Geneva whereby Geneva purchased 103,500 shares of our Series A Preferred Stock for a purchase price of $103,500. After payment of transaction-related expenses, net proceeds to us were $100,000. The proceeds were used for working capital. The Series A Preferred Stock earns dividends at a rate of 10% per annum, and dividends at a default rate of 22%. The shares of Series A Preferred Stock have a stated value of $1.00 per share and are convertible at 70% of the lowest closing bid price of the Common Stock in the ten days preceding a conversion.

On March 23, 2021, we entered into a securities purchase agreement with Geneva whereby Geneva purchased 78,000 shares of our Series A Preferred Stock for a purchase price of $78,000. After payment of transaction-related expenses, net proceeds to us were $75,000. The proceeds were used for working capital. The Series A Preferred Stock earns dividends at a rate of 10% per annum, and dividends at a default rate of 22%. The shares of Series A Preferred Stock have a stated value of $1.00 per share and are convertible at 70% of the lowest closing bid price of the Common Stock in the ten days preceding a conversion.

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

Forward Looking Statements

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief, or current expectations, primarily with respect to our future operating performance and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks, uncertainties, and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements. The following discussion and analysis of financial condition and results of our operations is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

Overview

We sell, lease, and rent heavy equipment to companies within four industries: construction (light and infrastructure), shipping logistics, mining, forestry, and commercial farming. With customers in the United States, Canada,

Latin America, Asia, and Africa, we have over 30 years of experience in heavy equipment sales and service and inventories of top-of-the-line equipment from manufacturers such as Taylor Machine Works Inc., ASV, and Terex Heavy Equipment.

We were originally incorporated as Hamre Equipment Company, Inc. in California on November 17, 1989. We merged into AmeraMex International, Inc., a Nevada corporation, on November 2, 2006.

Selected Financial Data

Statements of Income for the Years Ended December 31, 2020 and 2019.

	2020	2019
REVENUES
Sales of Equipment and Other Revenues	$9,665,607	$10,296,901
Rentals and Leases	2,613,513	2,358,337
Total Revenues	12,279,120	12,655,238

COST OF REVENUES
Sales of Equipment and Other Revenues	9,566,702	9,343,196
Rentals and Leases	942,954	951,336
Total Cost of Revenues	10,509,656	10,294,562

GROSS PROFIT	1,769,464	2,360,676

OPERATING EXPENSES
Sales and Marketing	454,806	448,415
Legal Settlement	428,700	—
General and Administrative	944,567	978,560
Total Operating Expenses	1,828,073	1,426,975
PROFIT (LOSS) FROM OPERATIONS	(58,609)	933,701

OTHER INCOME (EXPENSE)
Interest Expense	(1,047,330)	(747,855)
Loss from Early Extinguishment of Debt	(90,925)	(482,908)
Forgiveness of Debt, and Other Expenses, Net	222,517	131,423
Total Other Income (Expense)	(915,738)	(1,099,340)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(974,347)	(165,639)

BENEFIT FOR INCOME TAXES	(391,657)	(75,345)

NET LOSS	$(582,690)	$(90,294)

Results of Operations for the Fiscal Year Ended December 31, 2020 as compared to the Fiscal Year Ended December 31, 2019

We had revenues of $12,279,120 for the year ended December 31, 2020 as compared to revenue of $12,655,238 for the year ended December 31, 2019, a 3% decrease. This decrease is attributed to the reduction in sales while the State of California was shut down during the 2020 Pandemic.

We had costs of revenue of $10,509,656 for the year ended December 31, 2020 as compared to costs of $10,294,562 for the year ended December 31, 2019. Our costs increased by $215,094, or 2%. This is as a result of the added costs associated with working while the State of California was shut down.

We experienced an increase in operating expenses of $1,828,073 in 2020 as compared to $1,426,975 in 2019. This increase of approximately 28% in operating expenses is due almost entirely to a legal settlement liability of $428,700.

We had net loss of $582,690 for the year ended December 31, 2020 as compared to net loss of $90,294 for the year ended December 31, 2019. We had a decrease of $492,396 in our net income due to the following: higher travel and expense costs and reduced sales while enduring the COVID-19 Pandemic and a one-time legal settlement liability.

Sales of Equipment and Other Revenues in 2020 were $9,665,607 and made up 79% of our Total Revenues and in 2019 made up $10,296,901, or 81%, of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, were $2,631,172, or 21%, in 2020 and in 2019, Rentals and Leases made up 19% of Total Revenues and totaled $2,358,337.

Gross profit on Sales of Equipment and Other Revenues in 2020 decreased from $953,705 in 2019 to $98,905 in 2020. During the first six months of 2020, we had significantly lower labor and hauling revenue due to the Pandemic. While business improved during the last six months of 2020, we couldn’t make up the deficit of the first six months. We anticipate business continuing to improve in 2021 as Pandemic-related restrictions are eased and lifted, provided that the effects of COVID-19 continue to decline during the year.

From 2019 to 2020, Sales of Equipment and Other Revenues decreased $631,294, or 6% while during the same period Rentals and Leases increased $255,176, or 11%. In 2020, we entered into four new long term rental contracts with a long standing customer which accounts for the increase year over year in Rental Revenue. At the same time, Equipment Sales were down compared to 2019 due to the Global Pandemic.

We experienced an increase in operating expenses from $1,828,073 in 2020 as compared to $1,426,975 in 2019. This increase of approximately 28% in operating expenses is a result of the Global Pandemic and a one-time legal settlement liability.

From 2019 to 2020, our Interest Expense increased from $747,855 to $1,047,330. This increase is due in part to the increased debt incurred to purchase more equipment and the varying interest rates tied to that financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Liquidity and Capital Resources

Selected Financial Data:

Summary of Cash Flows Fiscal 2020 and Fiscal 2019:

	2020 (audited)	2019 (audited)
Net cash used in operating activities	$(256,068)	$(1,525,908)
Net cash provided by (used in) investing activities	$(753,828)	$(795,205)
Net cash provided by financing activities	$1,303,273	$2,237,865
Net increase (decrease) in cash and cash equivalents	$293,377	$(83,248)
Cash and cash equivalents, beginning of years	$114,504	$197,752
Cash and cash equivalents, end of year	$407,881	$114,504

Our Net Loss from 2019 to 2020 increased by $492,396 from $(90,294) in 2019 to $(582,690) in 2020. As of December 31, 2019, our Net Cash used in Operating Activities was $1,525,908. This number decreased to $256,068 as of December 31, 2020. Comparing December 31, 2019 to December 31, 2020, our Accounts Receivable increased from $42,095 to $178,661. Our Inventory was increased by $2,142,641 as of December 31, 2019 and as of December 31, 2020, Inventory had increased by $1,031,615. Accounts Payable as of December 31, 2019 was $777,227, but by December 31, 2020, our Accounts Payable was reduced by $88,394.

As of December 31, 2019, our Payments for Property and Equipment was $419,293 and as of December 31, 2020 was $141,998. Payments for Rental Equipment as of the end of 2019 was $375,912 and as of the end of 2020 was $611,830. Proceeds from Sale of Equipment as of the end of 2019 and 2020 were $0. Overall, Net Cash Used in Investing Activities as of the end of 2019 was $795,205 and $753,828 by the end of 2020.

We received Proceeds from Notes Payable as of December 31, 2019 of $960,505 and as of December 31, 2020, the amount was $4,594,871, an increase of $3,634,366, which is an increase of 378%. Payments on Notes Payable decreased as of the end of 2020 to $2,191,602 from $5,110,496 at the end of 2019. This is a decrease of $2,918,894, or 57.0%. There was a Joint Venture Liability in 2020 for $20,000, this is a 95% decrease from $459,500 for 2019. In addition, the Net Borrowings under Lines of Credit as of the end of 2020 was ($971,861) compared to $5,947,205 at the end of 2019, a decrease of $6,919,066, which is 116%. Overall Net Cash Provided by Financing Activities went from $2,237,865 as of the end of 2019 to $1,303,273 as of the end of 2020.

We expect to generate sufficient cash flows from operations to meet our obligations, and to continue to obtain financing for equipment purchases in the normal course of business.

Management may sell and lease equipment and obtain additional debt financing to acquire equipment and provide cash flow for operations.

As of December 31, 2020, we had a working capital of $(854,426). This is due to the Company being in technical default of our covenant with the business line of credit, with an EBITDA, less capital expenditures, to debt service coverage ratio of 1:1. The Company was overdrawn on its 75% of orderly liquidation value by $285,000 which is currently due. Due to the technical default, the Company has reported this credit facility as a current liability in the accompanying balance sheet at December 31, 2020. We have several opportunities we are negotiating to refinance this debt either through an SBA loan, a line of credit through a different agency or renewal of this facility. We will have the new financing in place prior to the expiration of this facility.

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

Our inventory consists of used equipment held for sale and includes parts and attachments. Our inventory is valued at the lower of the inventory’s cost (specific identification or first in, first out basis) or the current market price of the inventory, less costs to sell. Our expenditures for transporting equipment to our facility and refurbishment costs, including parts and labor, are added to the value of the inventory and these costs are capitalized. Our management compares the cost of inventory with its market value and allowances are made to write down inventory to market value if market value is lower.

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

Furniture and Fixtures	5-7 years
Leasehold Improvements	Estimated life of the asset as building is owned by Lee Hamre and leased on a month-to-month basis
Vehicles	3-5 years
Equipment	5-7 years
Rental equipment	5-7 years

For the impairment or disposal of our long-lived assets (assets expected to be kept for at least one year) used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the type of asset are less than the asset’s carrying amounts, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Any loss on long-lived assets which are disposed are determined in a similar manner, however, the fair values are reduced for the cost of disposal. In 2020 and 2019, we do not believe we had any impairment of our long-lived assets.

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

AMERAMEX INTERNATIONAL, INC.
INDEX TO FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of AmeraMex International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AmeraMex International, Inc. (the "Company") as of December 31, 2020 and 2019, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ dbbmckennon

We have served as the Company's auditor since 2017.

Newport Beach, California

April 15, 2021

AMERAMEX INTERNATIONAL, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019

	2020	2019
ASSETS
Current Assets:
Cash	$407,881	$114,504
Accounts Receivable, Net	768,371	589,710
Inventory	5,873,569	4,832,283
Other Current Assets	198,531	206,945
Total Current Assets	7,248,352	5,743,442

Property and Equipment, Net	1,035,840	1,179,794
Rental Equipment, Net	3,624,376	4,036,612
Deferred Tax Assets, Net	158,124	—
Other Assets	453,410	489,562
Total Noncurrent Assets	5,271,750	5,705,968

TOTAL ASSETS	$12,520,102	$11,449,410

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$620,200	$531,806
Accrued Expenses	231,329	79,787
Joint Venture Liability	439,500	459,500
Lines of Credit	5,749,801	408,033
Notes Payable, Current Portion	911,265	386,528
Convertible Note	150,683	—
Total Current Liabilities	8,102,778	1,865,654

Long-Term Liabilities
Deferred Tax Liability, Net	—	226,339
Notes Payable - Related Party	226,659	334,794
Notes Payable, Net of Current Portion	2,597,935	559,235
Line of Credit	—	6,313,628
Total Noncurrent Liabilities	2,824,594	7,433,996

TOTAL LIABILITIES	10,927,372	9,299,650

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no
shares issued and outstanding	—	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized
14,808,737 shares issued and outstanding at December 31, 2020 and 2019	14,549	15,068

Additional Paid-In Capital	21,545,614	21,519,435
Treasury Stock	—	—
Accumulated Deficit	(19,967,433)	(19,384,743)
Total Stockholders' Equity	1,592,730	2,149,760

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$12,520,102	$11,449,410

 The accompanying notes are an integral part of these financial statements

AMERAMEX INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
REVENUES
Sales of Equipment and Other Revenues	$9,665,607	$10,296,901
Rentals and Leases	2,613,513	2,358,337
Total Revenues	12,279,120	12,655,238

COST OF SALES
Sales of Equipment and Other Revenues	9,566,702	9,343,196
Rentals and Leases	942,954	951,366
Total Cost of Revenues	10,509,656	10,294,562

GROSS PROFIT	1,769,464	2,360,676

OPERATING EXPENSES
Selling Expense	454,806	448,415
Legal Settlement	428,700	—
General and Administrative	944,567	978,560
Total Operating Expenses	1,828,073	1,426,975

Profit (loss) From Operations	(58,609)	933,701

OTHER INCOME (EXPENSE)
Interest Expense	(1,047,330)	(747,855)
Loss from Early Extinguishment of Debt	(90,925)	(482,908)
Forgiveness of Debt and Other, Net	222,517	131,423
Total Other Income (Expense)	(915,738)	(1,099,340)

LOSS BEFORE BENEFIT for INCOME TAXES	(974,347)	(165,639)

BENEFIT for INCOME TAXES	(391,657)	(75,345)

NET LOSS	$(582,690)	$(90,294)

Weighted Average Shares Outstanding:
Basic	14,808,737	14,808,737
Diluted	14,808,737	14,808,737

Earnings (loss) per Share
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

The accompanying notes are an integral part of these financial statements

AMERAMEX INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders
Balance	Shares	Amount	Capital	Stock	Deficit	Equity

December 31, 2018	15,068,318	$15,068	$21,524,272	$(4,837)	$(19,294,449)	$2,240,054

Retirement of Treasury Stock	—	—	(4,837)	4,837	—	—

Net Loss	—	—	—	—	(90,294)	(90,294)

December 31, 2019	15,068,318	15,068	21,519,435	—	(19,384,743)	2,149,760

Stock for Services	40,000	40	25,620	—	—	25,660

Purchase and Retire Stock	(559,163)	(559)	559	—	—	—

Net Loss	—	—	—	—	(582,690)	(582,690)

December 31, 2020	14,549,155	$14,549	$21,545,614	$—	$(19,967,433)	$1,592,730

The accompanying notes are an integral part of these financial statements

AMERAMEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(582,690)	$(90,294)
Adjustments to reconcile Net Income (Loss) to
Net Cash Used In Operating Activities:
Stock for Services	25,660	—
Depreciation and Amortization	1,310,018	1,246,777
Benefit for Deferred Income Taxes	(384,467)	(75,345)
Forgiveness of debt	(218,442)	—
Loss on Legal Settlement	428,700	—
Loss on Early Extinguishment of Debt	90,925	482,908
Changes in Operating Assets and Liabilities:
Accounts Receivable	(178,661)	42,095
Inventory	(1,031,615)	(2,142,641)
Other Current Assets	44,568	(173,677)
Accounts Payable	88,394	(777,227)
Accrued Expenses	151,542	(38,504)
NET CASH USED IN OPERATING ACTIVITIES	(256,068)	(1,525,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property & Equipment	(141,998)	(419,293)
Payments for Rental Equipment	(611,830)	(375,912)
NET CASH USED IN INVESTING ACTIVITIES	(753,828)	(795,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	4,594,871	960,505
Payments on Notes Payable	(2,191,602)	(5,110,496)
Payment on Note Payable - Related Party	(108,135)	(18,849)
Joint Venture Liability	(20,000)	459,500
Net Borrowings Under Line of Credit	(971,861)	5,947,205
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,303,273	2,237,865

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	293,377	(83,248)

CASH, BEGINNING OF YEAR	114,504	197,752
CASH, END OF YEAR	$407,881	$114,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash Paid for Interest	$907,534	$747,855
Cash Paid for Income Taxes	$800	$800

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	$—	$—
Equipment Financed Under Capital Leases	$225,859	$—
Transfer of Rental Equipment to Inventory	$526,417	$35,470

The accompanying notes are an integral part of these financial statements

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

Note 2 – Summary of Significant Accounting Policies

Going Concern Considerations

At December 31, 2020, the Company had working capital of approximately $(854,426) due to classification of business line of credit as current liability because of technical default. On May 1, 2020, the Company received a Paycheck Protection Program (PPP) Loan in the amount of $228,442 to cover payroll and utility expenses during the Pandemic. The Company received 100% forgiveness of the loan which was approved on November 25, 2020. On April 21, 2020, the Company was approved and received a $10,000 advance on an SBA Economic Injury Disaster Loan (EIDL) for $2 million. As the Pandemic continued and more legislation was signed, the COVID EIDL were capped at $150,000. With this change, our approval was reduced to $150,000 which we received in full on September 10, 2020. The loan is at 3.75% interest for a 30 year term with the first twenty-four (24) months of payments deferred.

On February 9, 2021, the Company received a second Paycheck Protection Program (PPP) Loan in the amount of $254,147. We expect to receive 100% forgiveness as we are tracking usage and following the guidelines set forth by the SBA. On April 6, 2021, we received notice that the SBA had increased the limit on the COVID EIDL from $150,000 to $500,000. We requested the increase and should be funded with in the next six (6) to eight (8) weeks. We are currently working with the SBA on a separate loan with specific terms as follows: 45% of the gross earned revenue from 2019 or $10,000,000 whichever is less. Based on our qualifications, we are eligible to receive $5,694,857 at 2% – 6% interest over a 30 year term. This is a brand new program and we cannot apply until after April 19, 2021. An update will be provided in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2021.

Moving forward, the Company expects to generate sufficient cash flows from operations to meet our obligations, and we expect to continue to obtain financing for equipment purchases in the normal course of business. We are working on several exciting new financing opportunities and whether we replace the current credit facility or renew said facility, we believe that our expected cash flows from operations, together with our current or new credit facility, will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements.

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

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At times, cash deposits may exceed FDIC- insured limits. As of December 31, 2020,

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

the Company’s exceeded the FDIC-insured limit by $157,078 and in 2019 no amounts exceeded  the FDIC-insured limit. The Company has not experienced any losses related to a concentration of cash or cash equivalents in an FDIC insured financial institution.

Accounts Receivable

The Company grants credit to customers on smaller orders under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company generally does not extend credit on heavy machinery sales, with occasional exceptions. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020 and 2019, the allowance for doubtful accounts was not significant.

Inventory

Inventory consists of used equipment held for sale, as well as parts and attachments. Inventory is valued at the lower of the inventory’s cost (specific identification or first in, first out basis) or the current market price of the inventory, less costs to sell. Expenditures for inbound transportation and refurbishment costs, including parts and labor which add to the value of the inventory are capitalized. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, less costs to sell, if lower.

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

Furniture and fixtures	5-7 years
Leasehold improvements	Estimated life of the asset as building is owned by Lee Hamre and leased annually
Vehicles	3-5 years
Equipment	5-7 years
Rental equipment	5-7 years

Other Assets

Other assets at December 31, 2020 and 2019, consist principally of cash surrender value of life insurance policies. Total cash value at December 31, 2020 and 2019 was $341,037 and $290,965, respectively.

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review as of December 31, 2020 and 2019, the Company believes there was no impairment of its long-lived assets.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of December 31, 2020 and 2019, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Equipment Sales

The Company recognizes revenue from equipment sales upon delivery of the equipment to the customer and the risk of loss passes to the customer, and no other significant obligations of the Company exist.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

Warranty Costs

Generally, the Company sells its equipment with no warranty. In the event the Company determines we should repair equipment, it may do so at its election. In the event it does repair equipment, such costs are expensed as incurred.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity- based compensation issued to employees and non-employees. There were no stock options outstanding as of December 31, 2020 and 2019 and no shares issued for employee compensation during the years then ended.

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

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during 2020 and 2019.

Concentrations

For the year ended December 31, 2020, three customers accounted for 10.50%, 10.57% and 11.72% of sales, and in 2019, one customer accounted for 12.74% of sales. The loss of one or more of these customers would have a negative impact on the Company’s financial results.

For the year ended December 31, 2020, two vendors accounted for 28.26% and 24.19% of purchases, and in 2019, one vendor made up 30.49% of purchases. The loss of one or more of these vendors would have a negative impact on the Company’s financial results.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In November 2019, the FASB delayed the effective date for Topic 842 to fiscal years beginning after December 15, 2020 for private companies and emerging growth companies, and interim periods within those years, with early adoption permitted. In June 2020, the FASB issued ASU No 2020-05 that further delayed the effective date of Topic 842 to fiscal years beginning after December 15, 2021. We will adopt this new standard on January 1, 2022. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Inventory

Inventory as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Parts and supplies	$292,616	$250,720
Heavy equipment	5,580,953	4,581,563
Inventory, net	$5,873,569	$4,832,283

All the inventory is used as collateral for the notes payable and lines of credit (see Notes 6 and 7).

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of December 31, 2020 and 2019, such consisted of the following:

	2020	2019
Furniture and fixtures	$107,105	$100,596
Leasehold improvements	467,188	467,188
Vehicles and equipment	1,619,191	1,483,701
	2,193,484	2,051,485
Less accumulated depreciation	(1,157,644)	(871,691)
Property and equipment, net	$1,035,840	$1,179,794

Depreciation expense for the years ended December 31, 2020 and 2019 was $285,952 and $228,051, respectively.

All the property and equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 5 – Rental Equipment

Rental equipment as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Rental equipment	$6,480,478	6,974,935
Less accumulated depreciation	(2,856,102)	(2,938,341)
Rental equipment, net	$3,624,376	$4,036,594

Depreciation expense for the years ended December 31, 2020 and 2019 was $942,400 and $951,366, respectively.

All the rental equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 7).

Note 6 – Lines of Credit

The Company has a line of credit with a finance company that provides for borrowing up to $1,050,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period interest calculates as follows; 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has its own calculations based on the date of purchase. At December 31 2020 and 2019, the amounts outstanding under this line of credit agreement were $314,400 with $736,000 available and $408,033 with $91,967 available, respectively. Interest expense for 2020 and 2019 was $3,841 and $8,100, respectively. The agreement has no expiration date provided the Company does not default.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

The Company has line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million, as amended. The credit facility expires March 22, 2022. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by substantially all the Company assets, other than those specifically secured by an existing agreement. At December 31 2020, the amounts outstanding under this line of credit agreement were $5,435,401 with $1,064,596 available for purchases. Interest expense for 2020 and 2019 was $569,208 and $421,557, respectively. At December 31, 2020, the Company was in technical default of our 75% covenant with this facility, with an EBITDA, less capital expenditures, to debt service coverage ratio of 1:1. The Company was overdrawn on its 75% of orderly liquidation value by $285,000 which is currently due. Due to the technical default, the Company has reported this credit facility as a current liability in the accompanying balance sheet at December 31, 2020. The lender has not notified the Company of any event of default. We have several opportunities we are negotiating to refinance this debt either through an SBA Economic Injury Disaster loan, a line of credit through a different agency or renewal of this facility. We will have the new financing in place prior to the expiration of this facility.

Note 7 – Notes Payable

The Company uses credit to finance the purchase of heavy equipment on a short-term and long-term basis and secured by specific pieces of equipment. Notes payable as of December 31, 2020 and 2019, consisted of the following:

	2020	2019
Payable to insurance company; interest only, secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Note Payable 043 to finance company dated March 20, 2019; interest at 0.0% per annum; monthly payment of $5,000; due 12 months from issuance; unsecured	—	15,000

Note Payable ROC 001 to finance company dated June 17, 2019; interest at 2.90% per annum; monthly payment of $4,749.37; due 48 months from issuance; secured by equipment	141,489	189,467

Note Payable 044 to finance company dated September 26, 2019; interest at 10.228% per annum; monthly payment of $4,383.09; due 60 months from issuance; secured by equipment	156,267	197,033

Note Payable ROC 002 to finance company dated September 13, 2019; interest at 2.90% per annum; monthly payment of $3,422.31; due 48 months from issuance; secured by equipment	105,264	142,689

Note Payable 045 to finance company dated September 18, 2019; interest at 10.52% per annum; monthly payment of $2,143; due 35 months from issuance; secured by equipment	39,151	59,566

Note Payable 046 to finance company dated November 1, 2019; interest at 0.0% per annum; monthly payment of $3,000; due 52 months from issuance, final payment of $12,000; secured by equipment	129,000	162,000

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note Payable 047 to finance company dated November 22, 2019; interest at 0.0% per annum; monthly payment of $933.60; due 24 months from issuance; secured by equipment	12,030	21,473

Note Payable 050 to finance company dated February 19,2020; interest at 8.0% per annum; monthly payment of $16,500 for 6 months then $11,520.44 due 36 months from issuance; secured by equipment	330,995	—

Note Payable 051 to finance company dated February 25, 2020; interest at 10.35% per annum; monthly payment of $28,903.16; due 12 months from issuance; unsecured	48,169	—

Note Payable ROC 003 to finance company dated March 26, 2020; interest at 5% per annum; monthly payment of $6,135.98; due 60 months from issuance; secured by equipment	286,277	—

Note Payable ROC 004 to finance company dated March 26, 2020; interest at 5% per annum; monthly payment of $6,135.98; due 60 months from issuance; secured by equipment	286,277	—

Note Payable ROC 005 to finance company dated March 26, 2020; interest at 5% per annum; monthly payment of $6,135.98; due 60 months from issuance; secured by equipment	286,277	—

Note Payable ROC 006 to finance company dated March 26, 2020; interest at 5% per annum; monthly payment of $6,135.98; due 60 months from issuance; secured by equipment	286,277	—

Note Payable ROC 007 to finance company dated May 1, 2020; interest at 4.95% per annum; monthly payment of $34,26.73; due 60 months from issuance; secured by equipment	181,132	—

Note Payable 052 to finance company dated April 21, 2020; interest at 10.582% per annum; monthly payment of $1,489.66; due 60 months from issuance; secured by equipment	61,918	—

Note Payable 053 to SBA dated September 24, 2020; interest at 3.884% per annum; monthly payment of $731; due 384 months from issuance; unsecured	170,000	—

Note Payable 054 to finance company dated May 22, 2020; interest at 14.378% per annum; monthly payment of $1,037.45; due 36 months from issuance; secured by equipment	26,413	—

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note Payable 055 to finance company dated June 18, 2020; interest at 4.990% per annum; monthly payment of $1,207.42; due 60 months from issuance; secured by equipment	58,293	—

Note Payable 056 to finance company dated June 24, 2020; interest at 10.625% per annum; monthly payment of $3,377.42; due 60 months from issuance; secured by equipment	144,475	—

Note Payable 058 to finance company dated August 28, 2020; interest at 3.390% per annum; monthly payment of $783.56; due 60 months from issuance; secured by equipment	39,863	—

Note Payable 059 to finance company dated September 16, 2020; interest at 4.850% per annum; monthly payment of $4,778.59; due 36 months from issuance; secured by equipment	147,670	—

Note Payable 060 to finance company dated October 9, 2020; interest at 8.90% per annum; monthly payment of $16,500 for 5 months, then $10,158.19; due 48 months from issuance; secured by equipment	413,428	—

Total	3,509,200	945,763

Less current portion	911,265	386,528

Long-term portion	$2,597,935	$559,235

From time to time, the Company’s Chief Executive Officer provides a personal guarantee on certain of the equipment loans above.

The Company entered into a note payable to purchase equipment for a customer who wished to maintain the equipment as a long term rental. After six (6) months of leasing the equipment, the customer decided to purchase the machine. This early extinguishment of debt caused the Company to be charged an additional $90,925 in pre-payment penalties on the note.

Aggregate future annual maturities of notes payable as of December 31, 2020, are as follows:

Years ending December 31:
2021	$911,265
2022	1,025,936
2023	787,902
2024	514,494
2025	269,603
$3,509,200

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note 8 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s Chief Executive Officer. Funds were received years ago to fund operations. The note is interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at December 31, 2020 and 2019 was $226,659 and $334,794, respectively. During the years ended December 31, 2020 and 2019, the Company repaid $108,135 and $18,849, respectively, of this note payable. The note incurred $36,936 and $29,137 in interest expense for the years ended December 31, 2020 and 2019 respectively.

Lease

The Company leases a building and real property in Chico, California under a lease agreement renewing annually every March from a trust whose trustee is the Company’s Chief Executive Officer. The lease provides for monthly lease payment of $9,800 per month. Upon renewal in March of 2020, the monthly lease payment was increased to $12,000. Rent expense for the years ended December 31, 2020 and 2019 were $139,600 and $117,600, respectively.

Transactions with Director

Two separate customers lost financing for purchases of equipment after already receiving the machines, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent to own basis and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that at December 31, 2020 and December 31, 2019, have a combined total due of $168,151 and $221,566 respectively. The brokerage made $42,681 on the transactions. The notes are secured by the equipment.

The Company also has two notes payable that were brokered through the same Director’s company. The notes are secured with equipment and as of December 31, 2020 and 2019 have a combined total due of $744,424 and $0, respectively.

Note 9 – Joint Venture

The Company entered into a Joint Venture with one of its long time collaborators. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle Washington for $1,089,000. At December 31, 2020, the Company had repaid $20,000 for equipment sold. During the same time period, the Company also remitted $63,878 in joint venture profits. The amount due to the collaborator for the years ended December 31, 2020 and 2019 was $439,500 and $459,500, respectively.

Note 10 – Convertible Notes

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

A summary of the terms of the Note are as follows:

The principal amount of the Notes is $120,000, with an interest rate of 10% per annum, and a maturity date of July 20, 2021 and September 16, 2021 net of direct loan costs of approximately $6,000 combined.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

The July 20, 2020 note was paid in full on January 15, 2021. The September 16, 2020 note was paid in full on March 19, 2021. As of December 31, 2020, the accrued and accreted Interest Expense for these convertible notes was $7,233 and $11,317, respectively. Prior to payment, 1,553,063 shares were reserved for the first note and 1,334,569 for the second. All shares were release upon payment of notes.

Note 11 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. In 2020, there were two pending legal proceedings which were subsequently dismissed as the Company reached a combined confidential settlement agreement. As of December 31, 2020, this settlement was paid in full using $50,000 in cash and a machine sale. There are no pending legal proceedings to which the Company is a party for which management believes the ultimate outcome would not have a material adverse effect on the Company's financial position. There are no pending legal proceedings that are expected to be material to our cash flow and operating results.

See Note 8 for related party operating lease.

Note 12 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value blank check preferred stock, of which no shares were issued and outstanding as of December 31, 2020 and 2019.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 14,808,737 were issued and outstanding as of December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, the Company issued 40,000 shares of common stock as compensation for services.

On September 14, 2020, the Company entered into an agreement with M Vest LLC., a FINRA registered broker-dealer, contracting their services. In addition to monetary compensation, the Company paid out 40,000 fully vested shares of the Company’s Common Stock. The shares of Common Stock will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s Common Stock. We recorded compensation expense totaling $25,660 based on the quoted market price of the Company’s Common Stock.

On December 21, 2020, we effected a one for fifty (1:50) reverse stock split (the “Reverse Stock Split”). To effect the Reverse Stock Split, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Nevada Secretary of State. The Reverse Stock Split was approved by our Board of Directors on September 9, 2020 and by our stockholders on September 11, 2020, by written consent in lieu of a special meeting of stockholders.

As a result of the Reverse Stock Split, every 50 shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

result of the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. Following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 753,415,879 shares to 15,068,317 shares. There was no change to the number of authorized shares.

At the time of the Reverse Stock Split we retired 27,958,150 shares which after the split equates to 559,163 shares at a cost of $7,813.

Unless otherwise indicated, all shares and per share amounts included in this Annual Report reflect the effects of the Reverse Stock Split.

Note 13 – Revenues

During the years ended December 31, 2020 and 2019, revenues and costs related to domestic and foreign sales of equipment are as follows:

	2020		2019
	Domestic	Export	Domestic	Export
Equipment Sales	$9,665,607	$—	$7,481,094	$517,000
Less Cost of Sales	(9,566,702)	—	(6,711,262)	(239,500)
Gross profit	$98,905	$—	$769,832	$277,500

During the years ended December 31, 2020 and 2019, there were no foreign rentals of equipment.

The Company provides equipment for rental on a month-to-month basis and under terms which exceed one year. Future annual estimated rental revenues as of December 31, 2020 are as follows:

Years ending December 31:
2021	$3,733,657
2022	3,292,657
2023	2,455,657
$9,481,971

Note 14 – Income Taxes

Income tax expense (benefit) reflected in the statements of operations consisted of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Current tax expense:
Federal	$—	$—
State	800	800
Total current tax expense	800	800
Deferred tax expense (benefit):
Federal	(313,987)	(56,618)
State	(78,470)	(19,527)
Total deferred tax expense (benefit)	(392,457)	(76,145)
Total tax expense (benefit)	$(391,657)	$(75,345)

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, 2020 and 2019 is as follows:

	2020		2019
	Amount	Percent	Amount	Percent
Federal statutory rates	$(206,254)	(21.0%)	$(34,784)	(21.0%)
State income taxes	(83,330)	(8.5%)	(11,595)	(7.0%)
Life insurance and meals	(44,324)	(4.5%)	1,954	1.5%
True up	(57,749)	(5.9%)	(24,316)	(15.0%)
AMT Credit Carryover	—	0.0%	(6,604)	(4.0%)
Income taxes \ Effective rate	$(391,657)	39.9%	$(75,345)	45.5%

As of December 31, 2020 and 2019, the significant components of the deferred tax assets and liabilities are summarized below:

	2020	2019
Deferred tax assets (liabilities)
Net operating loss carryforwards	$688,220	$564,125
Reserves and allowances	89,400	81,966
Tax credits and other	32,110	40,203
Total deferred tax assets	809,730	686,294
Deferred tax liability -
Depreciation	(651,606)	(912,633)
Total deferred tax liabilities	(651,606)	(912,633)
Net deferred tax asset (liability)	$158,124	$(226,339)

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2020 and 2019.

The Company has approximately $2,213,253 in federal net operating losses that begin to expire in 2036. As of December 31, 2020, the Company has no net operating losses for state income tax reporting purposes.

We filed amended income tax returns for 2015 and 2016, which are currently under examination by the Internal Revenue Service. 2017-2019 returns are still subject to examination by federal and state agencies.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note 15 – Subsequent Events

On January 21, 2021, we entered into a securities purchase agreement with Geneva whereby Geneva purchased 103,500 shares of our Series A Preferred Stock for a purchase price of $103,500. After payment of transaction-related expenses, net proceeds to us were $100,000. The proceeds were used for working capital. The Series A Preferred Stock earns dividends at a rate of 10% per annum, and dividends at a default rate of 22%. The shares of Series A Preferred Stock have a stated value of $1.00 per share and are convertible at 70% of the lowest closing bid price of the Common Stock in the ten days preceding a conversion.

On February 9, 2021, the Company received a second Paycheck Protection Program (PPP) Loan in the amount of $254,147. We expect to receive 100% forgiveness as we are tracking usage and following the guidelines set forth by the SBA. On April 6, 2021, we received notice that the SBA had increased the limit on the COVID EIDL from $150,000 to $500,000. We requested the increase and should be funded with in the next six (6) to eight (8) weeks. We are currently working with the SBA on a separate loan with specific terms as follows: 45% of the gross earned revenue from 2019 or $10,000,000 whichever is less. Based on our qualifications, we are eligible to receive $5,694,857 at 2% – 6% interest over a 30 year term. This is a brand new program and we cannot apply until after April 19, 2021. An update will be provided in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2021.

On March 23, 2021, we entered into a securities purchase agreement with Geneva whereby Geneva purchased 78,000 shares of our Series A Preferred Stock for a purchase price of $78,000. After payment of transaction-related expenses, net proceeds to us were $75,000. The proceeds were used for working capital. The Series A Preferred Stock earns dividends at a rate of 10% per annum, and dividends at a default rate of 22%. The shares of Series A Preferred Stock have a stated value of $1.00 per share and are convertible at 70% of the lowest closing bid price of the Common Stock in the ten days preceding a conversion.

At any time during the period indicated below, after the date of the issuance of shares of Series A Preferred Stock (each respectively an “Issuance Date”), the Company will have the right, at the Company’s option, to redeem all of the shares of Series A Preferred Stock by paying an amount equal to (i) the number of shares of Series A Preferred Stock multiplied by then Stated Value (including and accrued dividends); (ii) multiplied by the corresponding percentage as indicated in the chart below:

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

After the expiration of one hundred eighty (180) days following the Issuance Date, except for the Mandatory Redemption, the Company shall have no right to redeem the Series A Preferred Stock unless otherwise agreed to with the Holder.

If the Series A Preferred Stock is not redeemed, at any time on and following the six-month anniversary of the Issuance Date, the Series A Preferred Stock shall be convertible into shares of Common Stock at the option of the Holder.

In the event of a conversion of any Series A Preferred Stock, the Company shall issue to the Holder a number of Common Stock equal to: (i) the then Stated Value; multiplied by (ii) the number of shares of Series A Preferred Stock being converted by the Holder as set forth in the Conversion Notice; divided by (iii) the Conversion Price. The Conversion Price shall equal a discount of 30% off of the Trading Price. The Trading Price shall be the lowest closing bid price for the Common Stock during the prior ten (10) trading day period (“Trading Price”).

The Holder will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time.

Pertaining to the first purchase agreement, 5,000,000 of common stock were reserved for possible conversion; for the second agreement the amount of shares reserved was 4,896,500.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 30, 2020.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of December 31, 2020, due to the presence of material weaknesses, our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over our financial reporting. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

In connection with the preparation of the Annual Report on Form 10-K for the year ended December 31, 2020, our President and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we concluded that we had not implemented effective internal control over financial reporting during the reporting year due, in part, to our continued inability to install and utilize a system wide work order software.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: a new work order software that communicates with our accounting system.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the year ended December 31, 2020. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our current directors and executive officers and includes the principal offices and positions held by each person and the date each person began his or her role. Our executive officers were appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation, or removal by our Board of Directors.

Name	Age	Position	Date

Lee Hamre	70	President and Chairman	2006
Marty Tullio	73	Secretary and Director	2012
Hope Stone	50	Chief Financial Officer	2018
J. Jeff Morris	72	Director	2019
Brian Hamre	55	Director	2019
Michael Maloney	59	Director	2012

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Lee Hamre, President and Chairman

Mr. Hamre has been in the heavy equipment business for over 38 years. He worked for Buehrer Inc. in Berkeley, California for 13 years from 1976 to 1989. He then founded Hamre Equipment Co. as its sole owner in 1989. In 2006, he merged Hamre Equipment Co. with AmeraMex International after having rented equipment to AmeraMex International for several years. Mr. Hamre served in the United States Navy Reserves for six years. He earned a B.A. in Business Communications from California State College, Chico.

Michael Maloney, Chief Operations Officer, Treasurer, & Director

Having retired from a 32 year career in law enforcement which culminated with his assignment as the Chief of Police in the City of Chico, California from 2009 through 2012, Mr. Maloney joined our Board of Directors and became our Chief Operating Officer. With significant budget, management, and strategic planning experience, he has provided counsel to us on a variety of management issues and has coordinated the handling of sensitive personnel matters, all while offering a fresh perspective from outside of the industry. Mr. Maloney is also Director of Public Safety, Education, and Training at Butte College; a Board Member of Catalyst Domestic Violence Services; and a Board Member of the California Partnership to End Domestic Violence. Mr. Maloney has an A.A. in Social Science from Butte College, a B.A. in Management from St. Mary’s College and has completed graduate work in Business Management at the University of Virginia.

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

Prior to becoming an investor relations professional, Ms. Tullio spent 15 years as a sales and marketing executive in the technology industry, with major corporations such as NCR, GTE Telenet, and a division of McDonnell-Douglas, as well as smaller technology companies such as Time Systems International and Data Point Corporation. She has held several managerial and executive positions, including Vice President of Sales and Marketing, Executive Vice President, and General Manager. Marty earned a Bachelor of Arts degree as well as her investor relations certification from the University of California, Irvine.

Hope Stone, Chief Financial Officer

Hope Stone joined us as Chief Financial Officer in June 2018. Ms. Stone is responsible for our overall financial strategy and direction, as well as human resources. Within finance, she guides our treasury, accounting, tax, and internal and external audit functions.

From March 2016 to March 2018, Ms. Stone was Controller and acting Chief Financial Officer of Digital Path, Inc., a mid-sized telecommunications company servicing Northern California, Northern Nevada, and Southern Oregon from June 2016 to August 2018. From March 2014 to August 2016, Ms. Stone was the Controller and Human Resources Manager at Moana Nursery, a multi-store organization servicing Northern Nevada’s nursery and landscaping industry since 1967. She also worked in the insurance practice at ISU Stetson-Beemer. Throughout her over 20-year career in accounting, auditing and financial planning, Ms. Stone has established a reputation for building world-class teams and for aligning financial and business metrics to support business strategy and high-growth. Ms. Stone has spearheaded multiple SBA loans and equipment and other financing transactions. Ms. Stone holds a BS in Finance from Tennessee Baptist College and an MBA from the University of Devonshire.

J. Jeffery Morris, Director

J. Jeffery Morris is the president of Global Finance Group located in Newport Beach, California. Mr. Morris has been in the commercial leasing/finance industry since 1974. Prior to joining Global Finance Group, Morris started Crocker Capital, a lease invoice financing company, in 1992. Mr. Morris has merged portions of the Crocker operations into Global Vantage Ltd. In 1980, Morris began Perry Morris Corporation and by 1990, the company had an annual leasing invoice position of over $100 million. The company was twice named in INC Magazine’s list of the 500 fastest growing, privately held companies in the U.S. Mr. Morris graduated from USC in 1972 as a finance major. He has been on the boards of many civic and charitable organizations such as: Southern California Chapter of YPO, Children’s Hospital of Orange County, USC Associates, and the Orange County YMCA. He also headed a public fundraising campaign for a Children’s Hospital that raised over $12 million.

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

Conflicts of Interest – General

There can be no assurance that management will resolve all of our conflicts of interest.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts, and corporate opportunity, involved in participation with such other entities. Consequently, there are potential inherent conflicts of interest in their acting as our officers and directors. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only up to approximately 40 hours per week to the our affairs.

Conflicts of Interest – Corporate Opportunities

Presently, there is no requirement included in our Articles of Incorporation, Bylaws, or minutes which provides that our officers and directors must disclose business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose any business opportunities brought to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his or her involvement as an officer and/or director of another company. We have no intention of merging with or acquiring an affiliate, associated person, or business opportunity from any affiliate or any client of any such person.

Our Board of Directors has adopted a policy that we will not seek a fund of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that our officers, directors, and persons who own more than 10% of our Common Stock file reports of ownership and changes in ownership with the SEC.  Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2019, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on a Timely Basis	Known Failures to File
Jeff Morris, Director	1	1	None
Brian Hamre, Director	1	1	None

Code of Ethics

We have a code of Ethics that is signed off by each employee as part of their initial hiring package. Our code of ethics is posted on our website and can be found at https://ammx.net/investor-relations/corporate-governance/#GovSection|3. We are also vetted and certified through TRACE International Organization an Anti-Bribery Compliance Solution. This certification is posted on our website.

Nominating Procedures to the Board of Directors

There have been no changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

Our separately-designated audit committee consists of J. Jeff Morris, Marty Tullio, and Hope Stone; with J. Jeff Morris acting as the audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Executive and Director Compensation

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed, and approved by our Board of Directors.  All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual’s contributions to our success, any significant changes in role or responsibility, and internal equity of pay relationships.

The following table sets forth the compensation paid to our officers from the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Stock Awards	Price per Share	Stock Awards ($)	Total ($)
Lee Hamre, President & Chairman	2020 2019	150,000 150,000	-0- -0-	N/A N/A	-0- -0-	150,000 150,000
Hope Stone, Chief Financial Officer	2020 2019	120,000 120,000	-0- -0-	N/A N/A	-0- -0-	120,000 120,000

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

Grants of Plan Based Awards

There were no grants of plan based awards made in the fiscal year ended December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have any arrangements or contracts pursuant to which our officers and directors are compensated for any services, including any additional amounts payable for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our outstanding Common Stock by:

•	Each person who is known by us to be the beneficial owner of 5% or more of our Common Stock;

•	Our executive officers, and each director as identified in the “Management — Executive Compensation” section; and

•	All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our Common Stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our Common Stock that we believe were beneficially owned by each person or entity as of the date of this registration statement.

Name and Address(1) of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
Lee Hamre, President & Chairman	6,183,657	42.2%
Marty Tullio, Secretary & Director	916,667	6.3%
Hope Stone, Chief Financial Officer	-0-	-
Michael Maloney, Director	260,000	1.8%
J. Jeff Morris, Director	2,000	*
Brian Hamre, Director	60,000	*
All officers and directors as a group (five persons)	7,422,324	50.7%
Warren Murphy 9988 Troon Court Windsor, CA 95492	1,358,100	9.3%

*Less than 1%.

(1) The address of all officers and directors is our corporate address at 3930 Esplanade, Chico, California 95973.

Rule 13d-3 under the Exchange Act governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within 60 days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, there were no transactions with any executive officers, directors, 5% stockholders and their families and affiliates since January 1, 2017.

We lease our facility from the Lee Hamre Trust. (See Item 2. Properties.)

We have a note payable to our President, Lee Hamre, for funds loaned for our operations. The note is interest bearing at 10% per annum, unsecured, and payable upon demand. The balance of the note at December 31, 2020 and 2019 was $226,659 and $334,794, respectively. During the years ended December 31, 2020 and 2019, we repaid $158,675 and $18,849, respectively, on the note. The note incurred $36,936 in interest in 2020 and $29,137 of interest in 2019. See Exhibit 3.6.

Director Independence

We are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” None of our directors (see Item 10 above) are independent as defined under the Nasdaq Marketplace Rules.

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

	For the Fiscal Year Ended
	2020	2019
Audit Fees	$132,657	$156,672
Audit Related Fees	$5,213	$5,260
Tax Fees	$7,100	$0
All Other Fees	$24,657	$15,439
Total	$169,626	$177,371

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Audit Committee approves these services on a case-by-case basis.

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

3.       Exhibits.

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 52 of this Annual Report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2021	AmeraMex International, Inc.

	By:	/s/ Lee Hamre
Lee Hamre President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2021	By:	/s/ Hope Stone
Hope Stone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation, dated January 30, 2017 (incorporated by reference from Exhibit 3.1 to registrant's Form 10 filed with the Commission on May 10, 2019)
3.2	Amended Bylaws, dated June 16, 2019 (incorporated by reference from Exhibit 3.2 to registrant's Amendment No. 1 to Form 10 filed with the Commission on July 2, 2019)
3.3	Certificate of Designation, dated January 26, 2021 (incorporated by reference from Exhibit 3.1 to registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2021)
10.1	Line of Credit, dated March 29, 2019 (incorporated by reference from Exhibit 3.3 to registrant's Form 10 filed with the Commission on May 10, 2019)
10.2	Amendment to $6.5m Line of Credit, dated April 17, 2019 (incorporated by reference from Exhibit 3.4 to registrant's Form 10 filed with the Commission on May 10, 2019)
10.3	Chico Property Lease Agreement, dated December 1, 2012 (incorporated by reference from Exhibit 3.5 to registrant's Form 10 filed with the Commission on May 10, 2019)
10.4	Description of Oral Agreement for Note with Lee Hamre, as of January 1, 2019 (incorporated by reference from Exhibit 3.6 to registrant's Amendment No. 1 to Form 10 filed with the Commission on July 2, 2019)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer
32.2	Certification of Principal Financial Officer

