Form 10-Q
period 2021-03-31
Ameramex International Inc
filed 2021-05-17
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2021

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

☐  Yes         ☒  No

There are 14,548,851 shares of common stock outstanding as of May 6, 2021.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.
UNAUDITED BALANCE SHEETS
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
Current Assets:
Cash	$337,600	$407,881
Accounts Receivable, Net	1,763,281	768,371
Inventory	6,630,817	5,873,569
Other Current Assets	232,291	198,531
Total Current Assets	8,963,989	7,248,352

Property and Equipment, Net	968,972	1,035,840
Rental Equipment, Net	3,114,425	3,624,376
Deferred Tax Assets, Net	4,249	158,124
Other Assets	435,862	453,410
Total Noncurrent Assets	4,523,508	5,271,750

TOTAL ASSETS	$13,487,497	$12,520,102

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,253,413	$620,200
Accrued Expenses	347,316	231,329
Joint Venture Liability	594,747	439,500
Lines of Credit	5,165,554	5,749,801
Notes Payable, Current Portion	1,026,552	911,265
Convertible Note	194,686	150,683
Total Current Liabilities	8,582,268	8,102,778

Long-Term Liabilities
Notes Payable - Related Party	239,412	226,659
Notes Payable, Net of Current Portion	2,707,258	2,597,935
Total Noncurrent Liabilities	2,946,670	2,824,594

TOTAL LIABILITIES	11,528,938	10,927,372

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no
shares issued and outstanding	—	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized
14,548,851 shares issued and outstanding at March 31, 2021 and
December 31, 2020	14,549	14,549
Additional Paid-In Capital	21,545,614	21,545,614
Accumulated Deficit	(19,601,604)	(19,967,433)
Total Stockholders' Equity	1,958,559	1,592,730

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$13,487,497	$12,520,102

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
AS OF MARCH 31, 2021 AND MARCH 31, 2020

	MARCH 31, 2021	MARCH 31, 2020
REVENUES
Sales of Equipment and Other Revenues	$3,245,982	$912,315
Rentals and Leases	783,714	526,154
Total Revenues	4,029,696	1,438,469

COST OF SALES
Sales of Equipment and Other Revenues	2,613,032	745,952
Rentals and Leases	244,956	248,306
Total Cost of Revenues	2,857,988	994,258

GROSS PROFIT	1,171,708	444,211

OPERATING EXPENSES
Selling Expense	139,189	88,833
General and Administrative	244,303	268,523
Total Operating Expenses	383,492	357,356

Profit From Operations	788,216	86,855

OTHER INCOME (EXPENSE)
Interest Expense	(267,057)	(261,110)
Loss from Early Extinguishment of Debt	(12,333)	—
Other Income	10,078	—
Total Other Income (Expense)	(269,312)	(261,110)

INCOME BEFORE PROVISION (BENEFIT) for INCOME TAXES	518,904	(174,255)

PROVISION (BENEFIT) for INCOME TAXES	153,075	(46,176)

NET PROFIT (LOSS)	$365,829	$(128,079)

Weighted Average Shares Outstanding:
Basic	14,549,155	15,068,318
Diluted	14,549,155	15,068,318

Earnings (loss) per Share
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

						Total
			Additional			Stockholders'
	Common Stock		Paid-in	Treasury	Accumulated	Equity/
Balance	Shares	Amount	Capital	Stock	Deficit	(Deficit)

December 31, 2019	15,068,318	$15,068	$21,519,435	$—	$(19,384,743)	$2,149,760

Net Income	—	—	—	—	(128,079)	(128,079)

March 31, 2020	15,068,318	15,068	21,519,435	—	(19,512,822)	2,021,681

December 31, 2020	14,549,155	$14,549	$21,545,614	$—	$(19,967,433)	$1,592,730

Net Income					365,829	365,829

March 31, 2021	14,549,155	$14,549	$21,545,614	$—	$(19,601,604)	$1,958,559

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOW
AS OF MARCH 31, 2021 AND MARCH 31, 2020

	MARCH 31, 2021	MARCH 31, 2020
CASH FROM OPERATING ACTIVITIES
Net Profit (Loss)	$365,829	$(128,079)
Adjustments to reconcile Net Income (Loss) to
Net Cash Used In Operating Activities:
Depreciation and Amortization	258,148	337,673
Provision/Benefit for Deferred Income Taxes	153,875	(46,176)
Loss on Early Extinguishment of Debt	12,333	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(994,910)	110,486
Inventory	(757,248)	(1,943,023)
Other Current Assets	(16,212)	25,417
Accounts Payable	633,213	107,097
Accrued Expenses	115,987	(25,232)
NET CASH USED IN OPERATING ACTIVITIES	(228,985)	(1,561,837)

INVESTING ACTIVITIES:
Payments for Property & Equipment	(6,501)	(20,416)
Payments for Rental Equipment	304,755	(18,589)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	298,254	(39,005)

FINANCING ACTIVITIES:
Proceeds from Notes Payable & Convertible Instruments	529,630	2,900,600
Payments on Notes Payable & Convertible Instruments	(252,934)	(129,950)
Advance (Payment) on Note Payable - Related Party	12,753	(4,568)
Joint Venture Liability	155,247	(17,500)
Net Borrowings Under Lines of Credit	(584,246)	(1,075,247)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(139,550)	1,673,335

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(70,281)	72,493

CASH, BEGINNING OF PERIOD	407,881	114,504
CASH, END OF PERIOD	$337,600	$186,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash Paid for Interest	$201,278	$259,808
Cash Paid for Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	$508,000	$—
Equipment Financed Under Capital Leases	$197,186	$—
Transfer of Rental Equipment to Inventory	$964,600	$—

The accompanying notes are an integral part of these unaudited financial statements.

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At March 31, 2021, the Company had working capital of approximately $381,721. On February 9, 2021, the Company received a second Paycheck Protection Program (PPP) loan in the amount of $254,147. The Company expects to receive 100% forgiveness of this loan. On April 6, 2021, the Company received notice that the SBA had increased the limit on the Economic Injury Disaster Loan program (EIDL) from $150,000 to $500,000. The Company requested the increase and expects to be funded within the next six to eight weeks. The Company is currently applying to the United States Small Business Administration (SBA) for a separate loan with specific terms as follows: principal loan amount of 45% of its gross earned revenue from 2019 or $10,000,000 whichever is less; interest rate of 2% to 6%; and a 30-year term. The Company has met all qualifications but there can be no assurance that the Company will receive such loan at this time.

Moving forward, the Company expects to generate sufficient cash flows from operations to meet its obligations, and expects to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that its expected cash flows from operations, together with its current or a future new credit facility, will be sufficient to operate in the normal course of business for the next 12 months.

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

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

Basis of Presentation

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and nine-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto that are included in the Company’s Annual Report on Form 10-K.

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

Convertible Debt and Preferred Stock, and Embedded Derivatives

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

Many of the conversion features embedded in the Company’s notes become variable upon the event of default or upon the passage of time in the event the Company does not repay the notes, at a premium, at 180 days from issuance of the note. If the conversion price is adjusted based on a discount to the market price of the Company’s common stock, the number of shares upon conversion is potentially unlimited. In the event we cannot control the net share settlement and cash settlement, we record the embedded conversion feature as a derivate instrument, at fair value. The excess of fair value of the embedded conversion feature, together with the original issue discounts, warrants, and issue costs over the face value of the debt, is recorded as an immediate charge in the accompanying statements of operations and cash flows. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts are accreted over the term of the debt, which is generally six months after the notes become convertible, using the effective interest method.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

ASC 470-50, Extinguishments, require entities to record an extinguishment when the terms of the original note are significantly modified, defined as a greater than 10% change in expected cash flows. As a result of modifications made to one of the Company’s convertible notes during the reporting period, we recorded a loss as reported in the accompanying statements of operations and cash flows.

Line of Credit Issuance Costs

The Company capitalizes and amortizes direct issue costs incurred in connection with its line of credit arrangement. On or about March 30, 2019 (see Note 6), the Company incurred $245,000 in costs comprised of origination fees totaling approximately $180,000 and appraisal costs of approximately $65,000. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet at March 31, 2021 are unamortized loan fees of $75,557. During the three months ended March 31, 2021 and 2020, the Company amortized $20,417 and $20,417 in loan fees, respectively.

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

Note 3 – Inventory

Inventory as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Parts and supplies	$307,751	$292,616
Heavy equipment	6,323,066	5,580,953
Total	$6,630,817	$5,873,569

All of the inventory is used as collateral for the line of credit and notes payable (see Notes 6 and 8).

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of March 31, 2021 and December 31, 2020, such consisted of the following:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$107,105	$107,105
Leasehold improvements	467,188	467,188
Vehicles and Equipment	1,625,691	1,619,191
Total, at cost	2,199,984	2,193,484
Less - Accumulated depreciation	(1,231,012)	(1,157,644)
Total, Net	$968,972	$1,035,840

Depreciation expense for the three months ended March 31, 2021 and 2020 was $73,369 and $68,950, respectively.

All of the property and equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 8).

Note 5 – Rental Equipment

Rental equipment as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Rental equipment	$5,405,293	$6,480,478
Less - Accumulated depreciation	(2,290,868)	(2,856,102)
Total, Net	$3,114,425	$3,624,376

Depreciation expense for the three months ended March 31, 2021 and 2020 was $184,779 and $248,306, respectively.

All of the rental equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 8).

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

Note 6 – Lines of Credit

On May 22, 2020, the limit on the line of credit with a finance company that provides for borrowing up to $500,000 was increased to $1,050,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from the finance date. After the applicable free interest period, interest calculates as follows: 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has its own calculations based on the date of purchase. At March 31, 2021 and December 31, 2020, the amounts outstanding under this line of credit agreement were $110,224 with $939,776 available and $314,400 with $736,000 available, respectively. Interest expense for the three months ended March 31, 2021 and 2020 was $2,344 and $295, respectively. The agreement has no expiration date provided the Company does not default.

On or about March 31, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million. The credit facility expires March 22, 2022. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by substantially all of the Company’s assets, other than those specifically secured by an existing agreement. At March 31, 2021 and December 31, 2020, the amounts outstanding under this line of credit agreement were $5,055,333 with $1,444,667 available for purchases and $5,300,840 with $1,199,160 available, respectively. Interest expense for the three months ended March 31, 2021 and 2020 was $135,535 and $158,495, respectively.

Note 7 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at March 31, 2021 and December 31, 2020 was $239,412 and $226,659, respectively. During the three months ended March 31, 2021 the note increased by $12,753 and during the same time in 2020, the Company repaid $11,844 on this note payable. The note incurred $9,557 and $7,276 in interest expense for the three months ended March 31, 2021 and 2020, respectively.

Lease

The Company leases a building and real property in Chico, California under a one year lease agreement from a trust whose trustee is the Company’s President. The lease provides for monthly lease payments of $9,800 per month, and expired on December 1, 2017. The Company was leasing the building and real property at the same rate on a month-to-month lease until March 1, 2020 when a one-year agreement was signed renewable at anniversary for up to ten years. The new lease provides for monthly lease payments of $12,000. Rent expense during the three months ended March 31, 2021 and 2020, was $36,000 and $31,635, respectively.

 Transactions with Director

Two separate customers lost financing for purchases of equipment after already receiving the machines, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent to own basis and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that, at March 31, 2021 and December 31, 2020, have a combined total due of $153,705 and $168,151 respectively. The brokerage made $42,681 on the transactions. The notes are secured by the equipment.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

The Company also has two notes payable that were brokered through the same Director’s company. The notes are secured with equipment and as of March 31, 2021 and December 31, 2020 have a combined total due of $675,695 and $744,424, respectively.

Note 8 – Notes Payable

Notes payable as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Note Payable to finance company dated June 17, 2019; interest at 2.90% per annum; monthly payments of $4,749; due 48 months from issuance; secured by equipment	106,544	141,489

Note Payable to finance company dated September 26, 2019; interest at 10.228% per annum; monthly payments of $4,383; due 60 months from issuance; secured by equipment	149,473	156,267

Note Payable to finance company dated September 13, 2019; interest at 2.90% per annum; monthly payments of $3,422; due at 48 months from issuance; secured by equipment	98,921	105,264

Note Payable to finance company dated September 18, 2019; interest at 10.52% per annum; monthly payments of $2,143; due at 35 months from issuance; secured by equipment	33,705	39,151

Note Payable to finance company dated November 1, 2019; interest at 0.0% per annum; monthly payments of $3,000; due 52 months from issuance; final payment of $12,000; secured by equipment	120,000	129,000

Note Payable to finance company dated November 22, 2019; interest at 0.0% per annum; monthly payments of $934; due 24 months from issuance; secured by equipment	10,120	12,030

Note Payable to finance company dated February 19, 2020; interest at 8.0% per annum; monthly payments of $16,500 for the first 6 months then $11,520 for the remaining 36 months; due 42 months from issuance; secured by equipment	302,867	330,995

Note Payable to finance company dated February 13, 2020; interest at 10.35% per annum; monthly payments of $28,903; due 12 months from issuance; unsecured	—	48,169

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	271,324	286,277

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	271,324	286,277

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	271,324	286,277

Note Payable to finance company dated March 20, 2020; interest at 5.0% per annum; monthly payments of $6,135.98; due 60 months from issuance; secured by equipment	271,324	286,277

Note Payable to finance company dated May 1, 2020; interest at 4.95% per annum; monthly payments of $5,709.31; due 60 months from issuance; secured by equipment	171,617	181,132

Note Payable to finance company dated May 22, 2020; interest at 10.582% per annum; monthly payments of $1,489.66; due 60 months from issuance; secured by equipment	59,062	61,918

Note Payable to Small Business Administration, 1% interest per annum, due in installments from month seven (7) to April 21, 2022. Requested forgiveness. 3.75% on portion not forgiven; monthly payments of $731.00; twelve (12) months deferred for a thirty year term	413,017	170,000

Note Payable to finance company dated June 22, 2020; interest at 10.582% per annum; monthly payments of $1,037.45; due 36 months from issuance; secured by equipment	24,184	26,413

Note Payable to finance company dated June 18, 2020; interest at 4.99% per annum; monthly payments of $1,207.47; due 60 months from issuance; secured by equipment	55,386	58,293

Note Payable to finance company dated June 22, 2020; interest at 10.582% per annum; monthly payments of $3,377.42; due 60 months from issuance; secured by equipment	138,124	144,475

Note Payable to finance company dated August 21, 2020; interest at 3.99% per annum; monthly payments of $4,456.50; due 60 months from issuance; secured by equipment	37,844	39,863

Note Payable to finance company dated September 16, 2020; interest at 4.85% per annum; monthly payments of $4,778.59; due 36 months from issuance; secured by equipment	139,287	147,670

Note Payable to finance company dated October 9, 2020; interest at 8.90% per annum; monthly payment of $16,500 for 5 months; then $10,158.19; due 48 months from issuance; secured by equipment	372,828	413,428

Note Payable to finance company dated February 19, 2021; interest at 14%; principal and interest due 90 days from issuance; secured by equipment	132,000	—

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

Note Payable to finance company dated March 25, 2021; six monthly payments at $6,000 then one payment of $97,500	125,000	—

Total	3,733,810	3,509,200

Less current portion	1,026,552	911,265

Long-term portion	$2,707,258	$2,597,935

Interest expense for all notes payable for the three months ended March 31, 2021 and 2020 was $46,837 and $51,756, respectively.

Note 9 – Convertible Notes

On or about July 20, 2020 and again on September 16, 2020, the Company and Geneva Roth Remark Holdings, Inc., a New York corporation (“Geneva”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) by which Geneva purchased and the Company issued and sold convertible notes of the Company, in the aggregate principal amount of $120,000 (the “Notes”), convertible into shares of common stock of the Company (the “Common Stock”), with an interest rate of 10% per annum, and maturity dates of July 20, 2021 and September 16, 2021, respectively, net of direct loan costs of approximately $6,000.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

The July 20, 2020 note was paid in full on January 15, 2021. The September 16, 2020 note was paid in full on March 19, 2021. Payment amounts were $89,244 and $84,972, respectively. All shares which had been reserved for potential conversion of the notes were released upon payment of the notes.

On January 21, 2021, the Company entered into a securities purchase agreement with Geneva whereby Geneva purchased 103,500 shares of Series A Preferred Stock for a purchase price of $103,500. After payment of transaction-related expenses, net proceeds to the Company were $100,000. The proceeds were used for working capital.

On March 23, 2021, the Company entered into a second securities purchase agreement with Geneva whereby Geneva purchased 78,000 shares of Series A Preferred Stock for a purchase price of $78,000. After payment of transaction-related expenses, net proceeds to the Company were $75,000. The proceeds were used for working capital.

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

Prepayment Period	Prepayment Percentage
1. The period beginning on the Issue Date and ending on the date which is 60 days following the Issue Date.	120%
2. The period beginning on the date which is 61 days following the Issue Date and ending on the date which is 90 days following the Issue Date.	125%
3. The period beginning on the date that is 91 days from the Issue Date and ending 150 days following the Issue Date.	130%
4. The period beginning on the date that is 151 days from the Issue Date and ending 180 days following the Issue Date.	135%

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

After the expiration of 180 days following the Issuance Date, except for the Mandatory Redemption, the Company shall have no right to redeem the Series A Preferred Stock unless otherwise agreed to with the Holder.

If the Series A Preferred Stock is not redeemed, at any time on and following the six-month anniversary of the Issuance Date, the Series A Preferred Stock shall be convertible into shares of Common Stock at the option of the Holder.

In the event of a conversion of any Series A Preferred Stock, the Company shall issue to the Holder a number of Common Stock equal to: (i) the then Stated Value; multiplied by (ii) the number of shares of Series A Preferred Stock being converted by the Holder as set forth in the Conversion Notice; divided by (iii) the Conversion Price. The Conversion Price shall equal a discount of 30% off of the Trading Price. The Trading Price shall be the lowest closing bid price for the Common Stock during the prior ten trading day period (“Trading Price”).

The Holder will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time.

An aggregate of 9,896,500 shares of Common Stock have been reserved for issuance for possible conversion of the Series A Preferred Stock.

Note 10 – Revenues

During the three months ended March 31, 2021 and 2020, revenues and costs related to domestic and foreign sales of equipment are as follows:

	March 31, 2021	March 31, 2020
Equipment Revenues and Other
Domestic	$3,245,982	$912,315
Export	—	—
Total Revenues and Other	$3,245,982	$912,315
Cost of Revenues and Other
Domestic	$2,613,032	$745,952
Export	—	—
Total Cost of Revenues and Other	2,613,032	745,952

Gross Profit	$632,950	$166,363

During the three months ended March 31, 2021 and 2020, there were no foreign rentals of equipment.

Note 11 – Joint Venture

In 2019, the Company entered into a joint venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, Washington for $1,089,000. The machines were titled in the Company’s name, and accordingly, revenues and costs are recorded in the Company’s financial statements. During the three months ended March 31, 2021, the Company had three sales of such equipment and recorded its partner’s share of 50% of the profits totaling $155,257. The amount due to the collaborator as of March 31, 2021 and December 31, 2020 was $594,747 and $439,500, respectively.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2021

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. At the present time, the Company is not involved in any litigation.

See Note 7 for related party operating lease.

Note 13 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock of which 181,500 shares are issued and outstanding as of March 31, 2021 and zero as of December 31, 2020.

Note 14 – Subsequent Events

On April 28, 2021, the Company paid out 80,000 fully vested shares of the Company’s Common Stock as final payment per the contract between the Company and M Vest LLC, an SEC registered, FINRA member broker-dealer for services. The shares of Common Stock have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s Common Stock.

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

COVID-19 Update

We have been approved by the Small Business Administration (SBA) for the following financial assistance:

●

We received $228,442 under the SBA Paycheck Protection Program 442 to cover payroll and utility expenses during the Pandemic. We received 100% forgiveness of this loan.

We also received $254,147 under the extended SBA Paycheck Protection Program (2) to cover payroll and utility expenses during the Pandemic. We believe we are following the government guidelines and tracking costs to ensure 100% forgiveness of the loan.

●	We have been qualified to receive up to $5,694,857 by the SBA through a new Loan Program. We are ready to submit the required paperwork once the SBA opens the submissions portal.

With the vaccination of multiple employees and as the State of California reduces restrictions, our sales, administrative, and accounting employees have returned to our main office. We are continuing our extended cleaning efforts and restrictions on the number of customers allowed inside the facility at a time. Shop employees are servicing contracts with our essential customers and are often traveling to do so. All employees are practicing social distancing.

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

Results of Operations

	March 31, 2021	March 31, 2020
REVENUES	(unaudited)	(unaudited)
Sales of Equipment and Other Revenues	$3,245,982	$912,315
Rentals and Leases	783,714	526,154
Total Revenues	4,029,696	1,438,469
COST OF REVENUES
Sales of Equipment and Other Revenues	2,613,032	745,952
Rentals and Leases	244,956	248,306
Total Cost of Revenues	2,857,988	994,258
GROSS PROFIT	1,171,708	444,211
OPERATING EXPENSES
Selling Expense	139,189	88,833
General and Administrative	244,303	268,523
Total Operating Expenses	383,492	357,356
INCOME FROM OPERATIONS	788,216	86,855
OTHER INCOME (EXPENSE)
Interest Expense	(267,057)	(261,110)
Loss from Early Extinguishment of Debt	(12,333)	—
Other Income	10,078	—
Total Other Income (Expense)	(269,312)	(261,110)
PROFIT (LOSS) BEFORE BENEFIT FOR INCOME TAXES	518,904	(174,255)
PROVISION (BENEFIT) FOR INCOME TAXES	153,075	(46,176)
NET PROFIT (LOSS)	$365,829	$(128,079)

Revenue

Revenue for the three months ending March 31, 2021 was $4,029,696 compared to $1,438,469 for the same time during 2020, a 180% increase. Sales of Equipment and Other Revenues for the three months ending March 31, 2021 was $3,245,982 and made up 81% of our Total Revenues. For the three months ending March 31, 2020, Sales of Equipment and Other Revenues made up $912,315, or 63% of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $783,714, or 19%, in 2021 and in 2020, Rentals and Leases made up 37% of Total Revenues and totaled $526,154. Sales of Equipment and Other Revenues was up 255% year over year due to the continued momentum we experienced as the State of California reduces restrictions tied to the COVID-19 pandemic which shut down our state and halted all major sales from March 2020 through June 2020. Rentals and Leases increased by 48% due to two new long term rental contracts one started in April 2020, the other in October 2020, neither of which were included in the March 31, 2020 results.

Cost of Revenue

Costs of revenue for the three months ending March 31, 2021 were $2,857,988 compared to the same time in 2020 of $994,258, an increase of 187% as our revenue increased. We had an increase in gross profit as a percentage of Sales of Equipment and Other Revenues from 51% during the three months ending March 31, 2020 to 64% for the three months ended March 31, 2021.

Operating Expenses

Operating expenses increased by $26,136 during the three months ended March 31, 2020 compared to the three months ending March 31, 2021. This increase was due to returning to normal operations after reduced operations in 2020 due to the Pandemic.

Interest Expense

The three months ending March 31, 2021 compared to the three months ending March 31, 2020 shows an increase in interest expense from $259,808 to $267,057.

Operating Results

We had a net profit of $365,829 for the three months ending March 31, 2021 as compared to net loss of $128,079 for the three months ending March 31, 2020. The increase is due to a return to more normal operating activity as our state and country slowly reopen.

Liquidity

Moving forward, we expect to generate sufficient cash flows from operations to meet our obligations, and expect to continue to obtain financing for equipment purchases in the normal course of business. We Company believe that our expected cash flows from operations, together with our current credit facility, will be sufficient to operate in the normal course of business for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2021, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of March 31, 2021 with material weakness in our internal control over financial reporting continuing to exist at March 31, 2021, due, in part, to our continued inability to install and utilize a system wide work order software.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2021. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 21, 2021 and March 23, 2021, we sold a total of 181,500 shares of Series A Preferred Stock to one accredited investor for total gross proceeds of cash of $175,000. We relied on the exemption set forth in Section 4(a)(2) of the Securities of Act of 1933 for these transactions. The proceeds were used for working capital.

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

AMERAMEX INTERNATIONAL, INC.

Date: May 17, 2021	By: /s/ Lee Hamre
Lee Hamre President

Date: May 17, 2021	By: /s/ Hope Stone
Hope Stone Chief Financial Officer

