Form 10-Q
period 2021-06-30
Ameramex International Inc
filed 2021-08-12
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes         ☒  No

There are 14,629,155 shares of common stock outstanding as of July 30, 2021.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.
UNAUDITED BALANCE SHEETS

	JUNE 30, 2021	DECEMBER 31, 2020
ASSETS
Current Assets:
Cash	$450,944	$407,881
Accounts Receivable, Net	1,349,615	768,371
Inventory, Net	6,126,283	5,873,569
Other Current Assets	226,456	198,531
Total Current Assets	8,153,298	7,248,352

Property and Equipment, Net	1,049,776	1,035,840
Rental Equipment, Net	2,013,696	3,624,376
Deferred Tax Assets, Net	—	158,124
Other Assets	414,619	453,410
Total Other Assets	3,478,091	5,271,750
TOTAL ASSETS	$11,631,389	$12,520,102

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$980,458	$620,200
Accrued Expenses	481,320	231,329
Joint Venture Liability	370,000	439,500
Lines of Credit	4,437,957	5,749,801
Notes Payable, Current Portion	739,109	911,265
Convertible Notes	226,802	150,683
Total Current Liabilities	7,235,646	8,102,778

Long-Term Liabilities
Deferred Tax Liabilities, Net	27,613	—
Notes Payable - Related Party	202,751	226,659
Notes Payable, Net of Current Portion	2,073,570	2,597,935
Total Long-Term Liabilities	2,303,934	2,824,594
TOTAL LIABILITIES	9,539,580	10,927,372

Commitments and Contingencies (Note 11)	—	—

STOCKHOLDERS' EQUITY:
Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $0.001 par value, 1,000,000,000 shares authorized 14,629,155 shares issued and outstanding at June 30, 2021 and 14,548,851 at December 31, 2020	14,629	14,549

Additional Paid-In Capital	21,600,734	21,545,614
Accumulated Deficit	(19,523,554)	(19,967,433)
Total Stockholders' Equity	2,091,809	1,592,730
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,631,389	$12,520,102

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

REVENUES
Sales of Equipment and Other Revenues	$5,656,744	$1,025,364	$8,902,726	$1,937,679
Rentals and Leases	643,207	757,321	1,426,921	1,283,475
Total Sales	6,299,951	1,782,685	10,329,647	3,221,154

COST OF SALES
Sales of Equipment and Other Revenues	5,140,234	1,103,305	7,753,266	1,849,257
Rentals and Leases	189,290	249,092	434,246	497,398
Total Cost of Sales	5,329,524	1,352,397	8,187,512	2,346,655

GROSS PROFIT	970,427	430,288	2,142,135	874,499

OPERATING EXPENSES
Selling Expense	284,732	59,167	423,921	148,000
Legal Settlement	—	428,700	—	428,700
General and Administrative	229,927	279,862	474,230	548,385
Total Operating Expenses	514,659	767,729	898,151	1,125,085

Profit (loss) From Operations	455,768	(337,441)	1,243,984	(250,586)

OTHER INCOME (EXPENSE)
Interest Expense, net	(267,975)	(260,989)	(535,032)	(520,797)
Loss from Early Extinguishment of Debt	(77,845)	—	(90,178)	—
Other Income (Expense)	764	—	10,842	(1,302)
Total Other Income (Expense)	(345,056)	(260,989)	(614,368)	(522,099)

INCOME BEFORE PROVISION for INCOME TAXES	110,712	(598,430)	629,616	(772,685)

PROVISION (BENEFIT) for INCOME TAXES	32,662	(158,590)	185,737	(204,766)

NET INCOME (LOSS)	$78,050	$(439,840)	$443,879	$(567,919)

Weighted Average Shares Outstanding:
Basic	14,629,155	15,068,318	14,629,155	15,068,318
Diluted	14,629,155	15,068,318	14,629,155	15,068,318

Earnings (loss) per Share
Basic	$0.01	$0.00	$0.03	$0.00
Diluted	$0.01	$0.00	$0.03	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

						Total
			Additional			Stockholders'
	Common Stock		Paid-in	Treasury	Accumulated	Equity/
Balance	Shares	Amount	Capital	Stock	Deficit	(Deficit)

December 31, 2019	15,068,318	$15,068	$21,519,435	$—	$(19,384,743)	$2,149,760

Net Loss		—	—	—	(128,079)	(128,079)

March 31, 2020	15,068,318	$15,068	$21,519,435	—	$(19,512,822)	$2,021,681

Net Loss	—	—	—	—	(439,840)	(439,840)

June 30, 2020	15,068,318	$15,068	$21,519,435	$—	$(19,952,662)	$1,581,841

December 31, 2020	14,549,155	$14,549	$21,545,614	$—	$(19,967,433)	$1,592,730

Net Income	—	—	—	—	365,829	365,829

March 31, 2021	14,549,155	$14,549	$21,545,614	$—	$(19,601,604)	$1,958,559

Stock for Services	80,000	80	55,120			55,200

Net Income	—	—	—	—	78,050	78,050

June 30, 2021	14,629,155	$14,629	$21,600,734	$—	$(19,523,554)	$2,091,809

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOW

	SIX MONTHS ENDED JUNE 30,
	2021	2020
OPERATING ACTIVITIES:
Net Income (Loss)	$443,879	$(567,919)
Adjustments to reconcile Net Loss to
Net Cash provided (used) by Operations Activities:
Depreciation and Amortization	518,025	636,150
Provision (Benefit) for Deferred Income Taxes	27,613	(204,761)
Marketing Services Paid in Stock	46,400	—
Loss on Early Extinguishment of Debt	90,178	—
Amortization and Accretion of Interest	86,135	40,833
Change in Assets and Liabilities:
Accounts Receivable	(581,244)	(385,333)
Inventory	1,357,966	(2,553,432)
Other Current Assets	(27,925)	(27,531)
Accounts Payable	360,258	201,626
Accrued Expenses	249,991	492,674
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,571,276	(2,367,693)

INVESTING ACTIVITIES:
Payments for Property & Equipment	(156,502)	(135,025)
Proceeds (Payments) for Rental Equipment	(416,292)	167,490
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(572,794)	32,465

FINANCING ACTIVITIES:
Proceeds from Notes Payable	2,072,205	3,840,481
Payments on Notes Payable	(2,622,373)	(391,300)
Payment on Note Payable - Related Party	(23,908)	(19,672)
Joint Venture Liability	(69,500)	(17,500)
Net Borrowing Under Lines of Credit	(1,311,843)	(980,546)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,955,419)	2,431,463

NET INCREASE IN CASH & CASH EQUIVALENTS	43,063	96,235

Cash and Cash Equivalents, BEGINNING OF PERIOD	407,881	114,504
Cash and Cash Equivalents, END OF PERIOD	$450,944	$210,739

CASH PAID FOR:
Interest	$422,505	520,797
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	$508,000	$—
Equipment Financed under Capital Leases	$187,732	$239,709
Transfer of Rental Equipment to Inventory	$964,600	$227,279

The accompanying notes are an integral part of these unaudited financial statements.

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2021

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At June 30, 2021, the Company had working capital of approximately $917,652. On February 9, 2021, the Company received a second Paycheck Protection Program (PPP) loan in the amount of $254,147. The Company expects to receive 100% forgiveness of this loan. On April 6, 2021, the Company received notice that the SBA had increased the limit on the Economic Injury Disaster Loan program (EIDL) from $150,000 to $500,000. The Company requested the increase and is still awaiting funding. The Company is currently applying to the United States Small Business Administration (SBA) and United States Department of Agriculture (USDA) for two separate loans with concurrent terms having a combined maximum loan amount of $10,000,000. The Company has met all qualifications but there can be no assurance that the Company will receive such loan at this time.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, as a result of which the Company is subject to additional risks and uncertainties. In response to the pandemic, governments and organizations have taken preventative or protective actions, such as temporary closures of non-essential businesses and “shelter-at-home” guidelines for individuals. As a result, the global economy has been negatively affected, and the Company’s business has been negatively affected the worst of which was felt in 2020.

With the reopening of the State of California, the Company has experienced a resurgence in sales and rentals of both new and used equipment. The nationwide shortages in truck drivers and the increase in fuel prices has led to higher costs to transport equipment and delays in deliveries to customers. Our customers have been very understanding during this difficult period and we have not lost any deals because of these difficulties.

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

June 30, 2021

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

Convertible Preferred Stock, and Embedded Derivatives

Convertible Preferred Stock is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, a derivative instrument, which is treated as an additional discount to the instruments where derivative accounting does not apply. This applies during the period for which embedded conversion features are either fixed, contingently convertible, or cash or net settlement is in control of the Company. The proceeds allocated to the equity instruments may reduce the carrying value of the convertible debt, and such discount is amortized to interest expense over the term of the debt. The Company generally has the option to pay the convertible notes at a premium ranging from 120% to 135% within the first 180 before they become convertible. The discount relating to the initial recording of the original issue discounts, issue costs, warrants and beneficial conversion feature are accreted, together with the premium, over the estimated term of the debt, which is generally 180 days from the date of issuance.

Many of the conversion features embedded in the Company’s notes become exercisable upon the event of default or upon the passage of time in the event the Company does not repay the notes, at a premium, at 180 days from issuance of the note. If the conversion price is adjusted based on a discount to the market price of the Company’s common stock, the number of shares upon conversion is potentially unlimited. In the event we cannot control the net share settlement and cash settlement, we record the embedded conversion feature as a derivate instrument, at fair value. The excess of fair value of the embedded conversion feature, together with the original issue discounts, warrants, and issue costs over the face value of the debt, is recorded as an immediate charge in the accompanying statements of operations and cash flows. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts are accreted over the term of the debt, which is generally six months after the notes become convertible, using the effective interest method.

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2021

ASC 470-50, Extinguishments, require entities to record an extinguishment when the terms of the original note are significantly modified, defined as a greater than 10% change in expected cash flows. As a result of modifications made to one of the Company’s convertible notes during the reporting period, we recorded a loss as reported in the accompanying statements of operations and cash flows.

Line of Credit Issuance Costs

The Company capitalizes and amortizes direct issue costs incurred in connection with its line of credit arrangement. On or about March 30, 2019 (see Note 6), the Company incurred $245,000 in costs comprised of origination fees totaling approximately $180,000 and appraisal costs of approximately $65,000. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet at June 30, 2021 are unamortized loan fees of $55,140. During the three and six months ended June 30, 2021 and 2020, the Company amortized $20,417, $40,833 and $20,417, $40,833 in loan fees, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 for smaller reporting companies, and interim periods within those years, with early adoption permitted. The Company adopted this new standard on January 1, 2021. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

Note 3 – Inventory

Inventory as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Parts and supplies	$322,314	$292,616
Heavy equipment	5,803,969	5,580,953
Total	$6,126,283	$5,873,569

All of the inventory is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2021

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of June 30, 2021 and December 31, 2020, such property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$107,105	$107,105
Leasehold improvements	467,188	467,188
Vehicles and Equipment	1,775,691	1,619,191
Total, at cost	2,349,984	2,193,484
Less - Accumulated depreciation	(1,300,208)	(1,157,644)
Total, Net	$1,049,776	$1,035,840

Depreciation expense for the three and six months ended June 30, 2021 and 2020 was $69,198, $142,568 and $69,802, $138,752, respectively.

All of the property and equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 5 – Rental Equipment

Rental equipment as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Rental equipment	$4,495,245	$6,480,478
Less - Accumulated depreciation	(2,481,549)	(2,856,102)
Total, Net	$2,013,696	$3,624,376

Depreciation expense for the three and six months ended June 30, 2021 and 2020 was $190,681, $375,459 and $249,092, $497,398, respectively.

All of the rental equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 6 – Lines of Credit

On May 22, 2020, the limit on our equipment flooring plan line of credit with a finance company which previously provided for borrowing up to $500,000 was increased to $1,050,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from the finance date. After the applicable free interest period, interest calculates as follows: 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has its own calculations based on the date of purchase. At June 30, 2021 and December 31, 2020, the amounts outstanding under this line of credit agreement were $222,064 with $827,936 available and $314,400 with $736,000 available, respectively. Interest expense for the three and six months ended June 30, 2021 and 2020 was $688, $3,032 and $719, $1,015, respectively. The agreement has no expiration date provided the Company does not default.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2021

On March 29, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million. The credit facility expires March 22, 2022. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by specific pieces of the Company’s equipment inventory. At June 30, 2021 and December 31, 2020, the amounts outstanding under this line of credit agreement were $4,215,892 with $2,284,108 available for purchases and $5,435,404 with $1,064,596 available, respectively. Interest expense for the three and six months ended June 30, 2021 and 2020 was $125,793, $261,328 and $144,038, $302,532, respectively.

Note 7 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at June 30, 2021 and December 31, 2020 was $202,751 and $226,659, respectively. During the six months ended June 30, 2021 and 2020, the Company repaid $23,288 and $11,844 on this note payable, respectively. The note incurred $9,890, $19,447 and $9,842, $17,078 in interest expense for the three and six months ended June 30, 2021 and 2020, respectively.

Lease

The Company leases a building and real property in Chico, California from a trust whose trustee is the Company’s President, Lee Hamre. The Company was leasing the building and real property at the same rate on a month-to-month lease until March 1, 2020 when a one-year agreement was signed renewable at anniversary for up to ten years. The new lease provides for monthly lease payments of $12,000. Rent expense during the three and six months ended June 30, 2021 and 2020, was $36,000, $72,000 and $31,500, $63,135, respectively.

Transactions with Director

Two separate customers lost financing for purchases of equipment after already receiving the machines, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent-to-own basis with the Company and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that, at June 30, 2021 and December 31, 2020, have a combined total due of $139,113 and $168,151 respectively. The brokerage made $42,681 on the transactions. The notes are secured by the equipment.

The Company also has another note payable that was brokered through the same Director’s company. The note is secured with equipment and as of June 30, 2021 and December 31, 2020 had a total due of $110,955 and $0, respectively.

Note 8 – Notes Payable

Notes payable as of June 30, 2021 and December 31, 2020 consisted of the following:

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2021

	June 30, 2021	December 31, 2020
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Notes Payable to various finance companies with varying start dates and interest rates; combined monthly payments of $71,231; secured by equipment	2,654,144	3,350,665

Total	2,812,679	3,509,200

Less Current Portion	(739,109)	(911,265)

Long Term Portion	$2,073,570	$2,597,935

Interest expense for all notes payable for the three and six months ended June 30, 2021 and 2020 was $47,872, $102,481 and $81,041, $132,796, respectively.

Note 9 – Convertible Notes

On January 21, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Holder”), whereby Holder purchased 103,500 shares of Series A Convertible Preferred Stock for a purchase price of $103,500. After payment of transaction-related expenses, net proceeds to the Company were $100,000. The proceeds were used for working capital.

On March 23, 2021, the Company entered into a second securities purchase agreement with Holder whereby Holder purchased 78,000 shares of Series A Convertible Preferred Stock for a purchase price of $78,000. After payment of transaction-related expenses, net proceeds to the Company were $75,000. The proceeds were used for working capital.

The Series A Convertible Preferred Stock earns dividends at a rate of 10% per annum, and dividends at a default rate of 22%. The shares of Series A Convertible Preferred Stock have a stated value (“Stated Value”) of $1.00 per share and are convertible at 70% of the lowest closing bid price of the Common Stock in the ten days preceding a conversion.

At any time during the period indicated below, after the date of the issuance of shares of Series A Convertible Preferred Stock (each respectively an “Issuance Date”), the Company will have the right, at the Company’s option, to redeem all of the shares of Series A Convertible Preferred Stock by paying an amount equal to (i) the number of shares of Series A Convertible Preferred Stock multiplied by the then-current Stated Value (including and accrued dividends); (ii) multiplied by the corresponding percentage as indicated in the chart below:

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

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2021

After the expiration of 180 days following the Issuance Date, except for the Mandatory Redemption, the Company shall have no right to redeem the Series A Convertible Preferred Stock unless otherwise agreed to with the Holder.

If the Series A Convertible Preferred Stock is not redeemed, at any time on and following the six-month anniversary of the Issuance Date, the Series A Convertible Preferred Stock shall be convertible into shares of Common Stock at the option of the Holder.

In the event of a conversion of any Series A Convertible Preferred Stock, the Company shall issue to the Holder a number of Common Stock equal to: (i) the then Stated Value; multiplied by (ii) the number of shares of Series A Convertible Preferred Stock being converted by the Holder as set forth in the Conversion Notice; divided by (iii) the Conversion Price. The Conversion Price shall equal a discount of 30% off of the Trading Price. The Trading Price shall be the lowest closing bid price for the Common Stock during the prior ten trading day period (“Trading Price”).

The Holder will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time.

An aggregate of 9,896,500 shares of Common Stock have been reserved for issuance for possible conversion of the Series A Convertible Preferred Stock.

On the date which is the earlier of (i) 24 months following the Issuance Date and (ii) the occurrence of an event of default, the Company will redeem (the “Mandatory Redemption”) all of the shares of Series A Convertible Preferred Stock of the Holder (which have not been previously redeemed or converted) for cash in an amount equal to the number of shares so redeemed multiplied by the stated value.

The combined accrued and accreted interest for both notes for the three and six months ended June 30, 2021 was $13,186, $42,172 and $10,588, $18,223, respectively.

On July 26, 2021, the Company paid $146,616 to Holder to redeem all 103,500 shares of Series A Convertible Preferred Stock that were sold pursuant to the securities purchase agreement dated January 21, 2021.

Note 10 – Joint Venture

In 2019, the Company entered into a joint venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, Washington for $1,089,000. The machines were titled in the Company’s name, and accordingly, revenues and costs are recorded in the Company’s financial statements. During the six months ended June 30, 2021, the Company had two sales of such equipment and recorded its partner’s share of 50% of the profits totaling $148,856. The amount due to the collaborator as of June 30, 2021 and December 31, 2020 was $370,000 and $439,500, respectively.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2021

Note 11 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. At the present time, the Company is not involved in any litigation.

Note 12 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock of which 181,500 shares are issued and outstanding as of June 30, 2021 and zero as of December 31, 2020.

On April 28, 2021, the Company paid out 80,000 fully vested shares of the Company’s Common Stock as final payment per the contract between the Company and M Vest LLC, an SEC registered, FINRA member broker-dealer for services. The shares of Common Stock have and the same rights afforded other holders of the Company’s Common Stock.

Note 13 – Subsequent Events

On July 22, 2021, the Company paid $200,000 to the CEO which retired the related party note between the Company and the CEO. The CEO has made it clear that should the Company need funds in the future, he is willing to make funds available with negotiated terms.

On July 26, 2021, the Company paid off the securities purchase agreement with Geneva Roth Remark Holdings, Inc. in full, together with interest totaling $146,615, and the 103,500 shares of Series A Preferred Stock were returned to the Company.

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

Recent Developments Related to the COVID-19 Outbreak

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

In connection with the COVID-19 pandemic, we have been approved by the Small Business Administration (SBA) for the following financial assistance:

•	We received $228,442 under the SBA Paycheck Protection Program 442 to cover payroll and utility expenses during the Pandemic. We received 100% forgiveness of this loan.
•	We also received $254,147 under the extended SBA Paycheck Protection Program (2) to cover payroll and utility expenses during the Pandemic. We believe we are following the government guidelines and tracking costs to ensure 100% forgiveness of the loan.

With the vaccination of multiple employees and as the State of California reduces restrictions, our sales, administrative, and accounting employees have returned to our main office. We are continuing our extended cleaning efforts and restrictions on the number of customers allowed inside the facility at a time. Shop employees are servicing contracts with our essential customers and are often traveling to do so. All employees are practicing social distancing

Results of Operations

	June 30, 2021	June 30, 2020
REVENUES	(unaudited)	(unaudited)
Sales of Equipment and Other Revenues	$8,902,726	$1,937,679
Rentals and Leases	1,426,921	1,283,475
Total Revenues	10,329,647	3,221,154
COST OF REVENUES
Sales of Equipment and Other Revenues	7,753,266	1,849,257
Rentals and Leases	434,246	497,398
Total Cost of Revenues	8,187,512	2,346,655

GROSS PROFIT	2,142,135	874,499
OPERATING EXPENSES
Selling Expense	423,921	148,000
Legal Settlement	—	428,700
General and Administrative	474,230	548,385
Total Operating Expenses	898,151	1,125,085

INCOME (LOSS) FROM OPERATIONS	1,243,984	(250,586)
OTHER INCOME (EXPENSE)
Interest Expense, net	(535,032)	(520,797)
Loss from Early Extinguishment of Debt	(90,178)	—
Other Income	10,842	(1,302)
Total Other Expense	(614,368)	(522,099)
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES	629,616	(772,685)
PROVISION (BENEFIT) FOR INCOME TAXES	185,737	(204,766)
NET INCOME (LOSS)	$443,879	$(567,919)

Revenue

Six Months Ended June 30, 2021. Revenue for the six months ending June 30, 2021 was $10,329,647 compared to $3,221,154 for the same time during 2020, a 221% increase. Sales of Equipment and Other Revenues for the six months ending June 30, 2021 was $8,902,726 and made up 86% of our Total Revenues. For the six months ending June 30, 2020, Sales of Equipment and Other Revenues made up $1,937,679, or 60% of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $1,426,921, or 14%, in 2021 and in 2020, Rentals and Leases made up 40% of Total Revenues and totaled $1,283,475. Sales of Equipment and Other Revenues was up 359% year over year due to the continued momentum we experienced as the State of California reduces restrictions tied to the COVID-19 pandemic which shut down our state and halted all major sales from March 2020 through June 2020. Rentals and Leases increased by 11% due to two new long term rental contracts one started in April 2020, the other in October 2020, only one of which was included in the June 30, 2020 results.

Three Months Ended June 30, 2021. Revenue for the three months ending June 30, 2021 was $6,299,951 compared to $1,782,685 for the same time during 2020, a 253% increase. Sales of Equipment and Other Revenues for the three months ending June 30, 2021 was $5,656,744 and made up 90% of our Total Revenue. For the three months ending June 30, 2020, Sales of Equipment and Other Revenues made up $1,025,364, or 58% of Total Revenue. The remaining portion of Total Revenues, Rental and Leases, for the respective periods were $643,207, or 10% in 2021 and in 2020, rentals and Leases made up 42% of Total Revenues and totaled $757,321. Sales of Equipment and Other Revenues was up 452% year over year due to the sale of 4 large pieces of equipment to a long-time customer in the 2nd quarter of 2021 as well as the reduction in restrictions tied to the COVID-19 pandemic. Rentals and Leases decreased 15% due to the conversion of 4 long-term rentals to sales in the 2nd quarter of 2021.

Cost of Revenue

Six Months Ended June 30, 2021. Costs of revenue for the six months ending June 30, 2021 were $8,187,512 compared to the same time in 2020 of $2,346,655, an increase of 249% as our revenue increased. We had an increase in gross profit as a percentage of Sales of Equipment and Other Revenues from 55% during the six months ending June 30, 2020 to 76% for the six months ended June 30, 2021. The increase is do to the mix of new and used machines sold each year. In 2021 we sold significantly more machines and the majority of the machines sold were used where as during the same time in 2020, we sold mostly new machines. The margins are much higher on used equipment.

Three Months Ended June 30, 2021. Costs of revenues for the three months ending June 30, 2021 were $5,329,524 compared to the same time in 2020 of $1,352,397, an increase of 294% as our revenue increased.

Operating Expenses

Six Months Ended June 30, 2021. Operating expenses decreased by $226,934 during the six months ending June 30, 2021 compared to the six months ending June 30, 2021. This decrease was due to a one time legal settlement of $428,700 that hit the second quarter of 2020. Removing the settlement cost, there was an increase of $201,766 year over year from $696,385 in 2020 to $898,151 in 2021.

Three Months Ended June 30, 2021. Operating expensed decreased by $253,070 during the three months ending June 30, 2021 compared to the three months ending June 30, 2020. This decrease was due to a one time legal settlement of $428,700. Removing the settlement cost, there was an increase of $175,630 year over year from $339,029 in 2020 to $514,659 in 2021.

Interest Expense

Six Months Ended June 30, 2021. The six months ending June 30, 2021 compared to the six months ending June 30, 2020 shows a slight increase in interest expense from $520,797 to $535,032.

Three Months Ended June 30, 2021. The three months ending June 30, 2021 compared to the three months ending June 30, 2020 shows a slight increase in interest expense from $260,989 to $267,975.

Operating Results

We had a net profit of $443,879 for the six months ending June 30, 2021 as compared to net loss of $567,919 for the six months ending June 30, 2020. The increase is due to a return to more normal operating activity as our state and country slowly reopen.

Liquidity and Capital Resources

Moving forward, we expect to generate sufficient cash flows from operations to meet our obligations, and expect to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that our expected cash flows from operations, together with our current credit facility, will be sufficient to operate in the normal course of business for the next 12 months.

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

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The nature of our business generally does not call for the preparation or use of estimates. Due to that fact, we do not believe that we have any such critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act:”). Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2021. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated January 30, 2017 (incorporated by reference from Exhibit 3.1 to registrant’s Form 10 filed with the SEC on May 10, 2019).
3.2	Amended Bylaws, dated June 17, 2019 (incorporated by reference from Exhibit 3.2 to registrant’s Amended No. 1 to Form 10 filed with the SEC on July 2, 2019).
3.3	Certificate of Designation, dated January 26, 2021 (incorporated by reference from Exhibit 3.1 to registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2021).
10.1	Line of Credit, dated March 29, 2019 (incorporated by reference from Exhibit 3.3 to registrant’s Form 10 filed with the SEC on May 10, 2019).
10.2	Amendment to $6.5m Line of Credit, dated April 17, 2019 (incorporated by reference from Exhibit 3.4 to registrant’s Form 10 filed with the SEC on May 10, 2019).
10.3	Chico Property Lease Agreement, dated December 1, 2012 (incorporated by reference from Exhibit 3.5 to registrant’s Form 10 filed with the SEC on May 10, 2019).
10.4	Description of Oral Agreement for Note with Lee Hamre, as of January 1, 2019 (incorporated by reference from Exhibit 3.6 to registrant’s Amended No. 1 to Form 10 filed with the SEC on July 2, 2019).
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERAMEX INTERNATIONAL, INC.

Date: August 10, 2021	By: /s/ Lee Hamre
Lee Hamre President

Date: August 10, 2021	By: /s/ Hope Stone
Hope Stone Chief Financial Officer

