Form 10-Q
period 2021-09-30
Ameramex International Inc
filed 2021-11-15
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

☐  Yes         ☒  No

There are 14,629,155 shares of common stock outstanding as of November 15, 2021.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.
UNAUDITED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$924,162	$407,881
Accounts Receivable, Net	1,403,658	768,371
Inventory, Net	6,007,450	5,873,569
Other Current Assets	227,624	198,531
Total Current Assets	8,562,894	7,248,352

Property and Equipment, Net	986,922	1,035,840
Rental Equipment, Net	1,868,863	3,624,376
Deferred Tax Assets, Net	—	158,124
Other Assets	400,797	453,410
Total Other Assets	3,256,582	5,271,750
TOTAL ASSETS	$11,819,476	$12,520,102

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,995,644	$620,200
Accrued Expenses	254,918	231,329
Joint Venture Liability	210,000	439,500
Lines of Credit	4,268,938	5,749,801
Notes Payable, Current Portion	781,190	911,265
Convertible Notes	—	150,683
Total Current Liabilities	7,510,690	8,102,778

Long-Term Liabilities
Deferred Tax Liabilities, Net	62,214	—
Notes Payable - Related Party	652	226,659
Notes Payable, Net of Current Portion	2,071,420	2,597,935
Total Long-Term Liabilities	2,134,286	2,824,594
TOTAL LIABILITIES	9,644,976	10,927,372

Commitments and Contingencies (Note 11)	—	—

STOCKHOLDERS' EQUITY:
Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no	—	—
shares issued and outstanding
Common Stock, $0.001 par value, 1,000,000,000 shares authorized	14,629	14,549
14,629,155 shares issued and outstanding at September 30, 2021 and
14,548,851 at December 31, 2020
Additional Paid-In Capital	21,600,734	21,545,614
Accumulated Deficit	(19,440,863)	(19,967,433)
Total Stockholders' Equity	2,174,500	1,592,730
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,819,476	$12,520,102

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUES
Sales of Equipment and Other Revenues	$7,591,527	$5,168,949	$16,494,253	$7,106,628
Rentals and Leases	588,746	711,463	2,015,667	1,994,938
Total Sales	8,180,273	5,880,412	18,509,920	9,101,566

COST OF SALES
Sales of Equipment and Other Revenues	7,169,018	4,824,488	14,922,284	6,673,745
Rentals and Leases	195,994	247,398	630,240	744,796
Total Cost of Sales	7,365,012	5,071,886	15,552,524	7,418,541

GROSS PROFIT	815,261	808,526	2,957,396	1,683,025

OPERATING EXPENSES
Selling Expense	203,100	136,591	627,021	284,591
Legal Settlement	—	428,700	—	428,700
General and Administrative	269,029	223,980	743,259	772,365
Total Operating Expenses	472,129	789,271	1,370,280	1,485,656

Profit From Operations	343,132	19,255	1,587,116	197,369

OTHER INCOME (EXPENSE)
Interest Expense, net	(208,967)	(260,989)	(743,999)	(887,522)
Loss from Early Extinguishment of Debt	(20,373)	—	(110,551)	—
Other Income (Expense)	3,500	—	14,342	(1,648)
Total Other Expense	(225,840)	(260,989)	(840,208)	(889,170)

INCOME BEFORE PROVISION for INCOME TAXES	117,292	(241,734)	746,908	(691,801)

PROVISION (BENEFIT) for INCOME TAXES	34,601	(158,590)	220,338	(183,332)

NET INCOME (LOSS)	$82,691	$(83,144)	$526,570	$(508,469)

Weighted Average Shares Outstanding:
Basic	14,629,155	15,068,318	14,629,155	15,068,318
Diluted	14,629,155	15,068,318	14,629,155	15,068,318

Earnings (loss) per Share
Basic	$0.01	$-0.01	$0.04	$-0.03
Diluted	$0.01	$-0.01	$0.04	$-0.03

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

						Total
			Additional			Stockholders'
	Common Stock		Paid-in	Treasury	Accumulated	Equity/
Balance	Shares	Amount	Capital	Stock	Deficit	(Deficit)

December 31, 2019	15,068,318	$15,068	$21,519,435	$—	$(19,384,743)	$2,149,760

Net Loss	—	—	—	—	(508,469)	(508,469)

September 30, 2020	15,068,318	$15,068	$21,519,435	$—	$(19,893,212)	$1,641,291

December 31, 2020	14,549,155	$14,549	$21,545,614	$—	$(19,967,433)	$1,592,730

Stock for Services	80,000	80	55,120			55,200

Net Income	—	—	—	—	526,570	526,570

September 30, 2021	14,629,155	$14,629	$21,600,734	$—	$(19,440,863)	$2,174,500

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020

OPERATING ACTIVITIES:
Net Income (Loss)	$526,570	$(508,469)
Adjustments to reconcile Net Income Loss to
Net Cash provided (used) by Operations Activities:
Depreciation and Amortization	725,711	676,983
Provision (Benefit) for Deferred Income Taxes	62,214	(204,761)
Marketing Services Paid in Stock	46,400	—
Loss on Early Extinguishment of Debt	110,551	—
Amortization and Accretion of Interest	106,552	—
Change in Assets and Liabilities:
Accounts Receivable	(635,287)	(385,333)
Inventory	1,476,799	(2,612,882)
Other Current Assets	(29,093)	(27,531)
Accounts Payable	1,375,444	201,626
Accrued Expenses	23,589	492,674
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$3,789,450	$(2,367,693)

INVESTING ACTIVITIES:
Payments for Property & Equipment	(156,501)	(135,025)
Proceeds (Payments) for Rental Equipment	(436,709)	167,490
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(593,210)	32,465

FINANCING ACTIVITIES:
Proceeds from Notes Payable	2,081,198	3,840,481
Payments on Notes Payable	(2,824,788)	(391,300)
Payment on Note Payable - Related Party	(226,007)	(19,672)
Joint Venture Liability	(229,500)	(17,500)
Net Borrowing Under Lines of Credit	(1,480,862)	(980,546)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(2,679,959)	2,431,463

NET INCREASE IN CASH & CASH EQUIVALENTS	516,281	96,235

Cash and Cash Equivalents, BEGINNING OF PERIOD	407,881	114,504
Cash and Cash Equivalents, END OF PERIOD	$924,162	$210,739

CASH PAID FOR:
Interest	$599,030	$887,522
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	$508,000	$—
Equipment Financed under Capital Leases	$178,027	$239,709
Transfer of Rental Equipment to Inventory	$964,600	$227,279

The accompanying notes are an integral part of these unaudited financial statements.

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2021

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At September 30, 2021, the Company had working capital of approximately $1,052,000. On February 9, 2021, the Company received a second Paycheck Protection Program (PPP) loan in the amount of $254,147. On October 22, 2021, the Company requested forgiveness for this loan and expects to receive 100% forgiveness. On April 6, 2021, the Company received notice that the SBA had increased the limit on the Economic Injury Disaster Loan program (EIDL) from $150,000 to $500,000. The Company requested the increase and is still awaiting funding. The Company is currently working with several funding agencies to obtain a $10,000,000 line of credit that would be secured with real estate and inventory. The Company has met all qualifications but there can be no assurance that the Company will receive such loan at this time.

Moving forward, the Company expects to generate sufficient cash flows from operations to meet its obligations and expects to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that its expected cash flows from operations, together with its current or a future new credit facility, will be sufficient to operate in the normal course of business for the next 12 months.

Risks and Uncertainties

In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, as a result of which the Company is subject to additional risks and uncertainties. In response to the pandemic, governments and organizations have taken preventative or protective actions, such as temporary closures of non-essential businesses and “shelter-at-home” guidelines for individuals. As a result, the global economy has been negatively affected, and the Company’s business has been negatively affected in a number of ways, the worst of which was felt in 2020. The Company has had several large transactions that have been put on hold until the State of California is completely reopened. In addition, the Company has all sales, administrative and account employees working from home. Shop employees are practicing social distancing and only one customer is allowed in the facility at a time. Most directly, a number of states and local governments have taken steps that have prohibited or curtailed the sale of equipment or curtailed construction activities during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, have impeded and continue to impede equipment sales. With the reopening of the State of California. the Company has experienced a resurgence in sales and rentals of both new and used equipment. The nationwide shortages in truck drivers and the increase in fuel prices has led to higher costs to transport equipment and delays in deliveries to customers. Our customers have been very understanding during this difficult period and we have not lost any deals because of these difficulties.

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

September 30, 2021

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

Convertible Debt and Preferred Stock, and Embedded Derivatives

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, a derivative instrument, which is treated as an additional discount to the instruments where derivative accounting does not apply. This applies during the period for which embedded conversion features are either fixed, contingently convertible, or cash or net settlement is in control of the Company. The proceeds allocated to the equity instruments may reduce the carrying value of the convertible debt, and such discount is amortized to interest expense over the term of the debt. The Company generally has the option to pay the convertible notes at a premium ranging from [0% to 135%][2] within the first 180 before they become convertible. The discount relating to the initial recording of the original issue discounts, issue costs, warrants and beneficial conversion feature are accreted, together with the premium, over the estimated term of the debt, which is generally 180 days from the date of issuance.

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

September 30, 2021

ASC 470-50, Extinguishments, require entities to record an extinguishment when the terms of the original note are significantly modified, defined as a greater than 10% change in expected cash flows. As a result of modifications made to one of the Company’s convertible notes during the reporting period, we recorded a loss as reported in the accompanying statements of operations and cash flows.

Line of Credit Issuance Costs

The Company capitalizes and amortizes direct issue costs incurred in connection with its line of credit arrangement. On or about March 30, 2019 (see Note 6), the Company incurred $245,000 in costs comprised of origination fees totaling approximately $180,000 and appraisal costs of approximately $65,000. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet at September 30, 2021 are unamortized loan fees of $34,724. During the three and nine months ended September 30, 2021 and 2020, the Company amortized $20,417, $61,250 and $20,417, $61,250 in loan fees, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 for smaller reporting companies, and interim periods within those years, with early adoption permitted. [The Company adopted this new standard on January 1, 2021.][3] In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

Note 3 – Inventory

Inventory as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Parts and supplies	$348,941	$292,616
Heavy equipment	5,658,509	5,580,953
Total	$6,007,450	$5,873,569

All of the inventory is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2021

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of September 30, 2021 and December 31, 2020, such property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Furniture and fixtures	$107,105	$107,105
Leasehold improvements	467,188	467,188
Vehicles and Equipment	1,775,691	1,619,191
Total, at cost	2,349,984	2,193,484
Less - Accumulated depreciation	(1,363,062)	(1,157,644)
Total, Net	$986,922	$1,035,840

Depreciation expense for the three and nine months ended September 30, 2021 and 2020 was $62,853, $205,419 and $72,681, $211,433, respectively.

All of the property and equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 5 – Rental Equipment

Rental equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Rental equipment	$4,495,245	$6,480,478
Less - Accumulated depreciation	(2,626,382)	(2,856,102)
Total, Net	$1,868,863	$3,624,376

Depreciation expense for the three and nine months ended September 30, 2021 and 2020 was $144,833, $520,292 and $246,845, $744,243, respectively.

All of the rental equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 6 – Lines of Credit

On May 22, 2020, the limit on [our equipment flooring plan] line of credit with a finance [which previously provided] for borrowing up to $500,000 was increased to $1,050,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from the finance date. After the applicable free interest period, interest calculates as follows: 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has its own calculations based on the date of purchase. At September 30, 2021 and December 31, 2020, the amounts outstanding under this line of credit agreement were $177,745 with $872,255 available and $314,400 with $736,000 available, respectively. Interest expense for the three and nine months ended September 30, 2021 and 2020 was $3,312, $6,344 and $851, $2,132, respectively. The agreement has no expiration date provided the Company does not default and as of September 30, 2021 the Company is in compliance with the debt covenants.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2021

On or about March 31, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million. The credit facility expires March 22, 2022. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by specified pieces of equipment . At September 30, 2021 and December 31, 2020, the amounts outstanding under this line of credit agreement were $4,091,193 with $2,408,807 available for purchases and $5,435,404 with $1,064,596 available, respectively. Interest expense for the three and nine months ended September 30, 2021 and 2020 was $107,757, $369,085 and $135,000, $437,531, respectively.

Note 7 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s President. The note is interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at September 30, 2021 and December 31, 2020 was $652 and $226,659, respectively. During the nine months ended September 30, 2021 and 2020, the Company repaid $202,099 and $11,844 on this note payable, respectively. The note incurred $7,803, $27,250 and $9,955, $27,031 in interest expense for the three and nine months ended September 30, 2021 and 2020, respectively.

Lease

The Company leases a building and real property in Chico, California under a one-year lease agreement from a trust whose trustee is the Company’s President, Lee Hamre. The lease provided for monthly lease payments of $9,800 per month and expired on December 1, 2017. The Company was leasing the building and real property at the same rate on a month-to-month lease until March 1, 2020 when a one-year agreement was signed renewable at anniversary for up to ten years. The new lease provides for monthly lease payments of $12,000. Rent expense during the three and nine months ended September 30, 2021 and 2020, was $36,000, $108,000 and $36,000, $99,135, respectively.

Transactions with Director

Two separate customers lost financing for purchases of equipment after already receiving the machines, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent-to-own basis and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that, at September 30, 2021 and December 31, 2020, have a combined total due of $124,374 and $168,151 respectively. The brokerage made $42,681 on the transactions. The notes are secured by the equipment.

The Company also has another note payable that was brokered through the same Director’s company. The note is secured with equipment and as of September 30, 2021 and December 31, 2020 had a total due of $96,391 and $0, respectively.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2021

Note 8 – Notes Payable

Notes payable as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Notes Payable to various finance companies with varying start dates and interest rates; combined monthly payments of $71,231; secured by equipment	2,694,075	3,350,665

Total	2,852,610	3,509,200

Less Current Portion	781,190	911,265

Long Term Portion	$2,071,420	$2,597,935

Interest expense for all notes payable for the three and nine months ended September 30, 2021 and 2020 was $60,123, $162,604 and $165,562, $298,359, respectively.

Note 9 – Convertible Notes

On January 21, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Holder”), whereby Holder purchased 103,500 shares of Series A Preferred Stock for a purchase price of $103,500. After payment of transaction-related expenses, net proceeds to the Company were $100,000. The proceeds were used for working capital. On July 26, 2021, the Company paid $146,616 to pay off the securities purchase agreement with Holder in full and the 103,500 shares of Series A Preferred Stock were returned to [and cancelled by] the Company.

On March 23, 2021, the Company entered into a second securities purchase agreement with Holder whereby Holder purchased 78,000 shares of Series A Preferred Stock for a purchase price of $78,000. After payment of transaction-related expenses, net proceeds to the Company were $75,000. The proceeds were used for working capital. On September 21, 2021, the Company paid $110,493 to pay off the securities purchase agreement with Holder in full and the 78,000 shares of Series A Preferred Stock were returned to [and cancelled by] the Company.

Note 10 – Joint Venture

In 2019, the Company entered into a joint venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, Washington for $1,089,000. The machines were titled in the Company’s name, and accordingly, revenues and costs are recorded in the Company’s financial statements. During the nine months ended September 30, 2021, the Company had seven sales of such equipment and recorded its partner’s share of 50% of the profits totaling $341,090. The amount due to the collaborator as of September 30, 2021 and December 31, 2020 was $210,000 and $439,500, respectively.

Note 11 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. At the present time, the Company is not involved in any litigation.

[See Note 7 for related party operating lease.]

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2021

Note 12 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock of which zero shares are issued and outstanding as of September 30, 2021 and zero as of December 31, 2020.

On April 28, 2021, the Company paid out 80,000 fully vested shares of the Company’s Common Stock as final payment per the contract between the Company and M Vest LLC, an SEC registered, FINRA member broker-dealer for services. The shares of Common Stock have and the same rights afforded other holders of the Company’s Common Stock.

Note 13 – Subsequent Events

On October 19, 2021, the Company and Sixth Street Lending LLC (“Sixth Street”) entered into a Securities Purchase Agreement (the "SPA"). Pursuant to the SPA, The Company sold to Sixth Street a Promissory Note for the principal amount of $222,500 (the "Sixth Street Promissory Note "). Under the Sixth Street Promissory Note the Company received net proceeds of $200,000, which included deductions for a 10% original issue discount, $2,000 for legal fees and $500 as a due diligence fee. The Sixth Street Promissory Note matures in one (1) year, requires ten (10) monthly payments of $24,475 beginning November 25, 2021, and is unsecured. Upon an event of default, the balance under the Sixth Street Promissory Note will increase to 150% of the sum of the then outstanding principal, become immediately due, and become convertible into shares of common stock at an exercise price of 75% multiplied by the lowest trading price of the Company’s common stock during the five (5) trading day period prior to conversion. Sixth Street has agreed to restrict its ability to convert the Sixth Street Promissory Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Proceeds were used for capital expansion. The Company does not believe a default will occur.

On November 3, 2021, the Company received confirmation that the SBA had forgiven 100% of the 2nd Paycheck Protection Loan.

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

COVID-19 Update

In connection with the COVID-19 pandemic, we have been approved by the Small Business Administration (SBA) for the following financial assistance:

•	We received $228,442 under the SBA Paycheck Protection Program 442 to cover payroll and utility expenses during the pandemic. We received 100% forgiveness of this loan.

•	We also received $254,147 under the extended SBA Paycheck Protection Program (2) to cover payroll and utility expenses during the pandemic. We applied for forgiveness and believe we followed the government guidelines and tracked costs to ensure 100% forgiveness of the loan.

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

Results of Operations

	September 30, 2021	September 30, 2020
REVENUES	(unaudited)	(unaudited)
Sales of Equipment and Other Revenues	$16,494,253	$7,106,628
Rentals and Leases	2,015,667	1,994,938
Total Revenues	18,509,920	9,101,566
COST OF REVENUES
Sales of Equipment and Other Revenues	14,922,284	6,673,745
Rentals and Leases	630,240	744,796
Total Cost of Revenues	15,552,524	7,418,541

GROSS PROFIT	2,957,396	1,683,025
OPERATING EXPENSES
Selling Expense	627,021	284,591
Legal Settlement	—	428,700
General and Administrative	743,259	744,796
Total Operating Expenses	1,370,280	1,485,656

INCOME FROM OPERATIONS	1,587,166	197,369
OTHER INCOME (EXPENSE)
Interest Expense, net	(743,999)	(887,522)
Loss from Early Extinguishment of Debt	(110,551)	—
Other Income	14,342	(1,648)
Total Other Expense	(840,208)	(889,170)
PROFIT (LOSS) BEFORE BENEFIT FOR INCOME TAXES	746,908	(691,801)
PROVISION (BENEFIT) FOR INCOME TAXES	220,338	(183,332)
NET PROFIT (LOSS)	$526,570	$(508,469)

Revenue

Revenue for the nine months ending September 30, 2021 was $18,509,920 compared to $9,101,566 for the same time during 2020, a 103% increase. Sales of Equipment and Other Revenues for the nine months ending September 30, 2021 was $16,494,253 and made up 89% of our Total Revenues. For the nine months ending September 30, 2020, Sales of Equipment and Other Revenues made up $7,106,628, or 78% of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $2,015,667, or 11%, in 2021 and in 2020, Rentals and Leases made up 22% of Total Revenues and totaled $1,994,938. Sales of Equipment and Other Revenues more than doubled year over year due to lower interest rates, which made financing easier for our customers, as well as the continued momentum we have experienced as the State of California reduces restrictions tied to the COVID-19 pandemic which shut down our state and halted all major sales from March 2020 through June 2020. Rentals and Leases stayed consistent year over year due to a higher amount of short-term rentals offsetting the conversion of two long-term rentals into sales.

Revenue for the three months ending September 30, 2021 was $8,180,273 compared to $5,880,412 for the same period during 2020, a 39% increase. Sales of Equipment and Other Revenues for the three months ending September 30, 2021 was $7,591,527 and made up 93% of our Total Revenues. For the three months ending September 30, 2020, Sales of Equipment and Other Revenues made up $5,168,949 or 88% of Total Revenues. Sales of Equipment and Other Revenues increased by 47% in the third quarter due in part to a multi-machine order for one of our long-standing customers. The remaining portion of Total Revenues, Rentals and Leases, for the respective three-month periods were $588,746, or 7%, in 2021 and in 2020, Rentals and Leases made up 12% of Total Revenues and totaled $711,463. This is a 17% reduction in Rentals and Leases and is due to the conversion of two long-term rentals into sales.

Cost of Revenue

Nine Months Ended September 30, 2021. Costs of Revenue for the nine months ending September 30, 2021 were $15,552,524 compared to the same period in 2020 of $7,418,541, an increase of 110% as our revenue increased.

Three Months Ended September 30, 2021. Costs of Revenue for the three months ending September 30, 2021 were $7,365,012 compared to $5,071,886, an increase of 45%. The price of used equipment has been increasing since the beginning of 2021 and was noticeably higher during the third quarter.

Operating Expenses

Operating expenses decreased by $115,376 during the nine months ending September 30, 2021 compared to the nine months ending September 30, 2020 and by $317,142 for the three months ending at the same time, respectively. This decrease was due to a one-time legal settlement that hit in 2020.

Interest Expense

The nine months ending September 30, 2021 compared to the nine months ending September 30, 2020 shows a reduction in interest expense from $887,522 to $743,999. The three months ending September 30, 2021 compared to the three months ending September 30, 2020 shows a slight decrease from $260,989 to $208,967.

Operating Results

We had a net profit of $526,570 for the nine months ending September 30, 2021 as compared to net loss of $508,469 for the nine months ending September 30, 2020. The increase is due to the lower interest rates making it easier for customers to purchase equipment.

Liquidity

Moving forward, we expect to generate sufficient cash flows from operations to meet our obligations and expect to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that our expected cash flows from operations, together with our current credit facility, will be sufficient to operate in the normal course of business for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Seasonality

Our operating results are not affected by seasonality.

Inflation

[Our business and operating results are not affected in any material way by inflation.][4]

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2021. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERAMEX INTERNATIONAL, INC.

Date: November 15, 2021	By: /s/ Lee Hamre
Lee Hamre President

Date: November 15, 2021	By: /s/ Hope Stone
Hope Stone Chief Financial Officer

