Form 10-K
period 2021-12-31
Ameramex International Inc
filed 2022-03-31
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

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

On June 29, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $2,120,261 based upon the closing price on that date of the Common Stock of the Registrant on the OTCQB marketplace of $0.41.

The Registrant had 14,629,155 shares of Common Stock outstanding as of March 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: None.

  PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, and projections about us and our industry. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “seek,” and other similar expressions that are intended to identify forward-looking statements. They include, but not limited to. statements regarding our:

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted. All statements other than statements of historical facts included in this Annual Report including, without limitation, any projections and assumptions in this Annual Report, are forward-looking statements. Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include, but are not limited to:

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

In connection with the COVID-19 pandemic, we received the following financial assistance from the Small Business Administration (SBA):

(1)	$228,442 under the SBA Paycheck Protection Program 442 to cover payroll and utility expenses. We received 100% forgiveness of this loan;

(2)	$150,000 under the COVID-19 Economic Injury Disaster Loan. On April 7, 2021 we received email notification of an increase in this loan from $150,000 to $500,000. That same day, we submitted our request for the increase; and

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

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

●	a requirement to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in a public offering registration statement;

●	an exemption to provide less than five years of selected financial data in a public offering registration statement;

●	an exemption from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act in the assessment of the emerging growth company’s internal control over financial reporting;

●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and

●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit partner rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

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

Competition

There are a large number of companies and individuals engaged in the provision of construction equipment; accordingly, there is a high degree of competition in our industry. Many of the companies and individuals with whom we compete have substantially greater technical, personnel, and financial resources than us. In view of our limited financial resources, we will continue to be at a significant competitive disadvantage compared to our competitors.

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

Amount Spent on Research and Development

None.

Employees

As of the date hereof, we have 19 full time and 2 part time employees. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

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

ITEM 2. PROPERTIES

We lease a building and real property in Chico, California from a trust whose trustee is Lee Hamre, our President for monthly lease payments of $12,000. We are currently leasing the building and real property through a lease that renews annually. The total rent for 2021 was $144,000, and the total rent for 2020 was $139,600.

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

Fiscal Year Ended December 31, 2021
Quarter Ended	High $	Low $
December 31, 2021	0.46	0.31
September 30, 2021	0.56	0.41
June 30, 2021	0.69	0.56
March 31, 2021	0.70	0.42
Fiscal Year Ended December 31, 2020
Quarter Ended	High $	Low $
December 31, 2020	0.48	0.38
September 30, 2020	0.54	0.43
June 30, 2020	0.49	0.49
March 31, 2020	0.55	0.52

Holders of our Common Stock

We have approximately 257 record holders of our Common Stock as of the date of this Annual Report according to the records of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Our transfer agent is Pacific Stock Transfer Company, 6725 Via Austi Parkway, #300, Las Vegas, Nevada, 89119. Their telephone number is (800) 785-7782.

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

All issuances have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

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

Overview

We sell, lease, and rent heavy equipment to companies within four industries: construction (light and infrastructure), shipping logistics, mining, forestry, and commercial farming. With customers in the United States, Canada,

Latin America, Asia, and Africa, we have over 30 years of experience in heavy equipment sales and service and maintain inventories of top-of-the-line equipment from manufacturers such as Taylor Machine Works Inc., ASV, and Terex Heavy Equipment.

We were originally incorporated as Hamre Equipment Company, Inc. in California on November 17, 1989. We merged into AmeraMex International, Inc., a Nevada corporation, on November 2, 2006.

Selected Financial Data

Statements of Income for the Years Ended December 31, 2021 and 2020.

	2021	2020
REVENUES
Sales of Equipment and Other Revenues	$22,253,695	$9,665,607
Rentals and Leases	2,468,143	2,613,513
Total Revenues	24,721,838	12,279,120

COST OF REVENUES
Sales of Equipment and Other Revenues	18,878,245	9,566,702
Rentals and Leases	815,830	942,954
Total Cost of Revenues	19,694,075	10,509,656

GROSS PROFIT	5,027,763	1,769,464

OPERATING EXPENSES
Sales and Marketing	834,633	454,806
Legal Settlement	--	428,700
General and Administrative	1,029,164	944,567
Total Operating Expenses	1,863,797	1,828,073
PROFIT (LOSS) FROM OPERATIONS	3,163,966	(58,609)

OTHER INCOME (EXPENSE)
Interest Expense	(943,442)	(1,047,330)
Loss from Early Extinguishment of Debt	(110,551)	(90,925)
Forgiveness of Debt, and Other Expenses, Net	268,691	222,517
Total Other Expense	(785,302)	(915,738)

INCOME BEFORE PROVISION(BENEFIT) FOR INCOME TAXES	2,378,664	(974,347)

PROVISION (BENEFIT) FOR INCOME TAXES	746,917	(391,657)

NET PROFIT (LOSS)	$1,631,747	$(582,690)

Results of Operations for the Fiscal Year Ended December 31, 2021 as compared to the Fiscal Year Ended December 31, 2020

We had revenues of $24,721,838 for the year ended December 31, 2021 as compared to revenue of $12,279,120 for the year ended December 31, 2020, a 101% increase. This increase is attributed to the conversion of six machines from long-term rent to sales, a multi-machine purchase by one of our long-term customers, the momentum our industry has experience since the re-opening of the State of California after the pandemic and the reduced interest rates our customers have secured while obtaining financing.

We had costs of revenue of $19,694,075 for the year ended December 31, 2021 as compared to costs of $10,509,656 for the year ended December 31, 2020. Our costs increased by $9,184,419, or 87%. This increase is as a result of purchasing significantly more machines to meet the demand.

We experienced an increase in operating expenses of $1,863,797 in 2021 as compared to $1,828,073 in 2020. This is an increase of approximately 2% in operating expenses. However, if we remove the legal settlement that caused the higher operating costs in 2020, the increase year over year is 33%. The majority of this increase is made up from selling expenses which were almost double when comparing the two years. This is consistent with the increase in Total Sales numbers.

We had net profit of $1,631,747 for the year ended December 31, 2021 as compared to net loss of $582,690 for the year ended December 31, 2010. We had an increase of $2,214,437 in our net income due to the record-breaking sales made in 2021 fiscal year.

Sales of Equipment and Other Revenues in 2021 were $22,253,695 and made up 90% of our Total Revenues and in 2020 made up $9,665,607, or 79%, of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, was $2,468,143, or 10%, in 2021 and in 2020, Rentals and Leases made up 21% of Total Revenues and totaled $2,631,172.

Gross profit on Sales of Equipment and Other Revenues in 2021 increased from $98,905 in 2020 to $3,375,450 in 2021. During the first six months of 2020, we had significantly lower labor and hauling revenue due to the Pandemic. While business improved during the last six months of 2020, we couldn’t make up the deficit of the first six months. However, we had record-breaking sales all throughout 2021 as Pandemic-related restrictions eased and lifted, and the country better adapted to the effects of COVID-19.

From 2020 to 2021, Sales of Equipment and Other Revenues increased $12,588,088, or 130% while during the same period Rentals and Leases decreased $145,370, or 6%. In 2021, while we did obtain new rental contracts throughout the year, six rental contracts were converted to sales which accounts for the decrease year over year in Rental Revenue. At the same time, Equipment Sales were at record highs compared to the record lows of 2020 due to the Global Pandemic.

We experienced an increase in operating expenses from $1,863,797 in 2021 as compared to $1,828,073 in 2020. This increase of approximately 2% in operating expenses is a result of the combined record sales for 2021 and of the Global Pandemic and a one-time legal settlement liability of 2020.

From 2020 to 2021, our Interest Expense decreased from $1,047,330 to $943,442. This decrease is due in part to the reduction in debt incurred and reduced interest rates tied to financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Liquidity and Capital Resources

Selected Financial Data:

Summary of Cash Flows Fiscal 2021 and Fiscal 2020:

	2021 (audited)	2020 (audited)
Net cash provided by (used in) operating activities	$5,783,721	$(256,068)
Net cash used in investing activities	$(1,237,868)	$(753,828)
Net cash provided by (used in) financing activities	$(3,958,325)	$1,303,273
Net increase in cash and cash equivalents	$587,730	$293,377
Cash and cash equivalents, beginning of years	$407,881	$114,504
Cash and cash equivalents, end of year	$995,611	$407,881

As of December 31, 2020, our Net Cash (provided by) used in Operating Activities was $(256,068). This number increased to $5,783,721 as of December 31, 2021. Comparing December 31, 2020 to December 31, 2021, our Accounts Receivable increased from $178,661 to $393,929. Our Inventory was increased by $(1,031,615) as of December 31, 2020 and as of December 31, 2021, Inventory had increased by $2,850,567. Accounts Payable as of December 31, 2020 was $88,394, but by December 31, 2021, our Accounts Payable was reduced by $60,124.

As of December 31, 2020, our Payments for Property and Equipment was $141,998 and as of December 31, 2021 was $513,798. Payments for Rental Equipment as of the end of 2020 was $611,830 and as of the end of 2021 was $724,070. Overall, Net Cash Used in Investing Activities as of the end of 2020 was $753,828 and $1,237,868 by the end of 2021.

We received Proceeds from Notes Payable as of December 31, 2020 of $4,594,871 and as of December 31, 2021, the amount was $2,503,698, a decrease of $2,091,173, which is a decrease of 46%. Payments on Notes Payable increased as of the end of 2021 to $3,369,531 from $2,191,602 at the end of 2020. This is an increase of $1,177,929, or 54%. There was a Joint Venture Liability (as further described in Note 9 to the Financial Statements) in 2021 for $297,000, this is a 1385% increase from $20,000 for 2020. In addition, the Net Borrowings under Lines of Credit as of the end of 2021 was $2,568,833 compared to $971,861 at the end of 2020, an increase of $1,596,972, which is 164%. Overall Net Cash Provided by (Used In) Financing Activities went from $1,303,273 as of the end of 2020 to $(3,958,325) as of the end of 2021.

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

For the impairment or disposal of our long-lived assets (assets expected to be kept for at least one year) used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the type of asset are less than the asset’s carrying amounts, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Any loss on long-lived assets which are disposed are determined in a similar manner, however, the fair values are reduced for the cost of disposal. In 2021 and 2020, we do not believe we had any impairment of our long-lived assets.

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

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERAMEX INTERNATIONAL, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of AmeraMex International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AmeraMex International, Inc. (the "Company") as of December 31, 2021 and 2020, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ dbbmckennon (3501)

We have served as the Company's auditor since 2017.

Newport Beach, California

March 31, 2022

AMERAMEX INTERNATIONAL, INC.
BALANCE SHEETS

	DECEMBER 31, 2021	DECEMBER 31, 2020
ASSETS
Current Assets:
Cash	$995,611	$407,881
Accounts Receivable, Net	1,162,300	768,371
Inventory, Net	5,185,864	5,873,569
Other Current Assets	312,963	198,531
Total Current Assets	7,656,738	7,248,352
Non-Current Assets:
Property and Equipment, Net	1,275,717	1,035,840
Rental Equipment, Net	1,461,716	3,624,376
Deferred Tax Assets, Net	—	158,124
Other Assets	391,330	453,410
Total Long-Term Assets	3,128,763	5,271,750
TOTAL ASSETS	$10,785,501	$12,520,102

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$560,076	$620,200
Accrued Expenses	264,534	231,329
Customer Deposits	302,000	—
Joint Venture Liability	142,500	439,500
Lines of Credit	3,180,968	5,749,801
Notes Payable, Current Portion	777,602	911,265
Convertible Notes	—	150,683
Total Current Liabilities	5,227,679	8,102,778

Long-Term Liabilities
Deferred Tax Liabilities, Net	588,792	—
Notes Payable - Related Party	—	226,659
Notes Payable, Net of Current Portion	1,689,353	2,597,935
Total Long-Term Liabilities	2,278,145	2,824,594
TOTAL LIABILITIES	$7,505,824	$10,927,372

Commitments and Contingencies (Note 11)	—	—

STOCKHOLDERS' EQUITY:
Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized 14,629,155 shares issued and outstanding at December 31, 2021 and 14,549,155 at December 31, 2020	14,629	14,549

Additional Paid-In Capital	21,600,734	21,545,614
Accumulated Deficit	(18,335,686)	(19,967,433)
Total Stockholders' Equity	3,279,677	1,592,730
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,785,501	$12,520,102

The accompanying notes are an integral part of these financial statements

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	DECEMBER 31, 2021	DECEMBER 31, 2020

REVENUES
Sales of Equipment and Other Revenues	$22,253,695	$9,665,607
Rentals and Leases	2,468,143	2,613,513
Total Sales	24,721,838	12,279,120

COST OF SALES
Sales of Equipment and Other Revenues	18,878,245	9,566,702
Rentals and Leases	815,830	942,954
Total Cost of Sales	19,694,075	10,509,656

GROSS PROFIT	$5,027,763	$1,769,464

OPERATING EXPENSES
Selling Expense	834,633	454,806
Legal Settlement	—	428,700
General and Administrative	1,029,164	944,567
Total Operating Expenses	1,863,797	1,828,073

Profit (loss) From Operations	3,163,966	(58,609)

OTHER INCOME (EXPENSE)
Interest Expense, net	(943,442)	(1,047,330)
Loss from Early Extinguishment of Debt	(110,551)	(90,925)
Other Income (Expense)	268,691	222,517
Total Other Expense	(785,302)	(915,738)

INCOME BEFORE PROVISION for INCOME TAXES	2,378,664	(974,347)

PROVISION (BENEFIT) for INCOME TAXES	746,917	(391,657)

NET INCOME (LOSS)	$1,631,747	$(582,690)

Weighted Average Shares Outstanding:
Basic	14,629,155	14,549,155
Diluted	14,629,155	14,549,155

Earnings (loss) per Share
Basic	$0.11	$-0.04
Diluted	$0.11	$-0.04

The accompanying notes are an integral part of these financial statements

AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 30, 2021 AND 2020

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity/
Balance	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2019	15,068,318	$15,068	$21,519,435	$(19,384,743)	$2,149,760

Stock for Services	40,000	40	25,620		25,660

Purchase & Retire Stock	(559,163)	(559)	559		—

Net Loss	—	—	—	(582,690)	(582,690)

December 31, 2020	14,549,155	$14,549	$21,545,614	$(19,967,433)	$1,592,730

Stock for Services	80,000	80	55,120	202	55,200

Net Income	—	—	—	1,631,747	1,631,747

December 31, 2021	14,629,155	$14,629	$21,600,734	$(18,335,686)	$3,279,677

The accompanying notes are an integral part of these financial statements

  AMERAMEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOW

	DECEMBER 31, 2021	DECEMBER 31, 2020
OPERATING ACTIVITIES:
Net Profit (Loss)	$1,631,747	$(582,690)
Adjustments to reconcile Net Loss to
Net Cash provided (used) by Operations Activities:
Depreciation and Amortization	916,325	1,310,018
Provision (Benefit) for Deferred Income Taxes	588,792	(384,467)
Marketing Services Paid in Stock	46,400	25,660
Forgiveness of Debt	(254,147)	(218,442)
Loss on Legal Settlement	—	428,700
Loss on Early Extinguishment of Debt	110,551	90,925
Amortization and Accretion of Interest	126,968	—
Change in Assets and Liabilities:
Accounts Receivable	(393,929)	(178,661)
Inventory	2,850,567	(1,031,615)
Other Current Assets	(114,432)	44,568
Accounts Payable	(60,124)	88,394
Customer Deposits	302,000	—
Accrued Expenses	33,205	151,542
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$5,783,721	$(256,068)

INVESTING ACTIVITIES:
Payments for Property & Equipment	$(513,798)	$(141,998)
Proceeds (Payments) for Rental Equipment	(724,070)	(611,830)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(1,237,868)	$(753,828)

FINANCING ACTIVITIES:
Proceeds from Notes Payable	$2,503,698	$4,594,871
Payments on Notes Payable	(3,369,531)	(2,191,602)
Payment on Note Payable - Related Party	(226,659)	(108,135)
Joint Venture Liability	(297,000)	(20,000)
Net Borrowing Under Lines of Credit	(2,568,833)	(971,861)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(3,958,325)	$1,303,273

NET INCREASE IN CASH & CASH EQUIVALENTS	$587,730	$293,377

Cash and Cash Equivalents, BEGINNING OF PERIOD	$407,881	$114,504
Cash and Cash Equivalents, END OF PERIOD	$995,611	$407,881

CASH PAID FOR:
Interest	$774,074	$907,534
Income Taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	$508,000	$—
Equipment Financed under Capital Leases	$168,061	$225,859
Transfer of Rental Equipment to Inventory	$964,600	$526,417

The accompanying notes are an integral part of these financial statements

AMERAMEX INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

On February 9, 2021, the Company received a second Paycheck Protection Program (PPP) Loan in the amount of $254,147. We received 100% forgiveness of this PPP Loan on November 03, 2021. On April 6, 2021, we received notice that the SBA had increased the limit on the COVID EIDL from $150,000 to $500,000. We requested the increase which funded to an incorrect bank account on August 1, 2021. We have corrected this error with the SBA and are still awaiting funding.

Moving forward, we expect to generate sufficient cash flows from operations to meet our obligations, and we expect to continue to obtain financing for equipment purchases in the normal course of business. We believe that our expected cash flows from operations, together with our current and future credit facility, will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements.

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

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At times, cash deposits may exceed FDIC- insured limits. As of December 31, 2021, we exceeded the FDIC-insured limit by $745,222 and in 2020 we exceeded the FDIC-insured limit by $157,078.

The Company has not experienced any losses related to a concentration of cash or cash equivalents in an FDIC insured financial institution.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $33,093 and $120,569, respectively.

AMERAMEX INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

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

Other Assets

Other assets at December 31, 2021 and 2020 consist principally of cash surrender value of life insurance policies.

Long-Lived Assets

 The Company applies the provisions of Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review as of December 31, 2021 and 2020, the Company believes there was no impairment of its long-lived assets.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

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

As of December 31, 2021 and 2020, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Equipment Sales

The Company recognizes revenue from equipment sales upon delivery of the equipment to the customer when the risk of loss passes to the customer and, no other significant obligations of the Company exist and collectability is reasonably assured.

Equipment Rentals

Rental revenues comprise of short-term agreements that can have monthly or annual terms. Rental revenues are recognized in the month they are due on the accrual basis of accounting. Our operating lease agreements have varying terms, typically one to five years with commercial entities. We also have agreements governmental entities that are 12 to 24 months in length, with options to renew annually through year five. Upon lease termination, customers, depending in the individual lease agreements, may have the option to return the equipment, to renew the lease term, purchase the equipment at fair market value, or continue to rent on a month-to-month basis. Our operating leases do not provide for contingent rentals. Revenues related to operating leases are recognized on a straight-line basis over the term of the lease. Negotiated lease early-termination charges are recognized upon receipt. Initial direct costs are capitalized and amortized over the expected term of the leases. To date, initial direct costs for operating leases have not been insignificant.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Shipping and Handling

Costs incurred for shipping and handling of equipment sold to customers are included in costs of goods sold in the statements of income.

Sales Tax

Sales tax collected from customers is initially recorded as a liability and then remitted in a timely manner to the appropriate governmental entity.

Warranty Costs

Generally, the Company sells its equipment with no warranty. In the event we determine we should repair equipment, we may do so at our election. In the event a do so, such costs are expensed as incurred.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity- based compensation issued to employees and non-employees. There were no stock options outstanding as of December 31, 2021 and 2020 and no shares issued for compensation during the years then ended.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during 2021 and 2020.

Concentrations

At December 31, 2021, 59% of the accounts receivable was due from the Construction (14%), Logistics (22%) and Forestry (23%) industries and at December 31, 2020, 53% of the accounts receivable was due from the Government (12%), Forestry (15%) and Logistics (26%) industries. The loss of one of these customers would significantly impact the Company. For the year ended December 31, 2021, one customer accounted for 10% or more of sales and in 2020, three customers accounted for 10% or more of sales.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

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

Note 3 – Inventory

Inventory as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Parts and supplies	$351,755	$292,616
Heavy equipment and attachments	4,834,109	5,580,953
Inventory, net	$5,185,864	$5,873,569

All the inventory is used as collateral for the notes payable (see Notes 6 and 7).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of December 31, 2021 and 2020, such consisted of the following:

	2021	2020
Furniture/Fixtures, Computer Automation	$107,105	$107,105
Leasehold Improvements	505,171	467,188
Vehicles and Equipment	2,086,285	1,619,191
Total ,at cost	2,698,561	2,193,484
Less Accumulated Depreciation	(1,422,844)	(1,157,644)
Property and Equipment, net	$1,275,717	$1,035,840

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Depreciation Expense for the years ended December 31, 2021 and 2020 was $273,921 and $285,952, respectively. All the property and equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 5 – Rental Equipment

Rental equipment as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Rental equipment	$4,210,209	$6,480,478
Less accumulated depreciation	(2,748,493)	(2,856,102)
Rental equipment, net	$1,461,716	$3,624,376

Depreciation expense for the years ended December 31, 2021 and 2020 was $642,404 and $942,400, respectively. All the rental equipment is used as collateral for the line of credit and notes payable (see Notes 6 and 7).

Note 6 – Lines of Credit

The Company has a line of credit (flooring plan) with a finance company that provides for borrowing up to $1,050,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period interest calculates as follows; 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has its own calculations based on the date of purchase. At December 31 2021 and 2020, the amounts outstanding under this line of credit agreement were $23,026 with $1,026,974 available and $314,000 with $736,000 available, respectively. Interest expense for 2021 and 2020 was $10,250 and $3,841, respectively. The agreement has no expiration date provided the Company does not default.

The Company has line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million, as amended. The credit facility expires April 28, 2022. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by substantially all the Company assets, other than those specifically secured by an existing agreement. At December 31 2021 and 2020, the amounts outstanding under this line of credit agreement were $3,157,941 with $3,342,059 available for purchases and $5,435,401 with $1,064,596 available, respectively. Interest expense for 2021 and 2020 was $471,583 and $569,208, respectively.

Note 7 – Notes Payable

The Company uses credit to finance the purchase of heavy equipment on a short-term and long-term basis and secured by specific pieces of equipment. Notes payable as of December 31, 2021 and 2020, consisted of the following:

	2021	2020
Payable to insurance company; interest only, secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Notes payable to various finance companies with varying start dates and interest rates; combined monthly payments of $92,601; Interest rates ranging from 0.00% to 14.38% and notes maturing from January 22, 2022 to September 24, 2050; secured by equipment and stock	2,308,420	3,350,665

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Total	2,466,955	3,509,200

Less current portion	(777,602)	(911,265)

Long-term portion	$1,689,353	$2,597,935

From time to time, the Company’s Chief Executive Officer provides a personal guarantee on certain of the equipment loans above.

Aggregate future annual maturities of notes payable as of December 31, 2021, are as follows:

Years ending December 31:
2022	$777,602
2023	746,644
2024	573,176
2025	265,732
2026	103,801
total	$2,466,955

Note 8 – Related-Party Transactions

Related-Party Note Payable

The Company has a note payable to the Company’s Chief Executive Officer. Funds were received years ago to fund operations. The note is interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at December 31, 2021 and 2020 was $0 and $226,659, respectively. During the years ended December 31, 2021 and 2020, the Company repaid $262,357 and $108,135, respectively, of this note payable. The note incurred $35,698 and $36,936 in interest expense for the years ended December 31, 2021 and 2020 respectively.

Lease

The Company leases a building and real property in Chico, California under a lease agreement renewing annually every March from a trust whose trustee is the Company’s Chief Executive Officer. The lease provides for monthly lease payment of $12,000 per month. Rent expense for the years ended December 31, 2021 and 2020 were $144,000 and $139,600, respectively.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Transactions with Director

Two separate customers lost financing for purchases of equipment after already receiving the machines, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent to own basis and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that at December 31, 2021 and December 31, 2020, have a combined total due of $109,482 and $168,151 respectively. The brokerage made $42,681 on the transactions. The notes are secured by the equipment.

The Company also has one note payable that was brokered through the same Director’s company. The note is secured with equipment and as of December 31, 2021 and 2020 has a total due of $195,133 and $744,424, respectively.

Note 9 – Joint Venture

In 2019, the Company entered into a Joint Venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle WA for $1,089,000. The machines were titled in the Company’s name, and accordingly, revenues are costs are recorded in the Company’s financial statements. At December 31, 2021, the Company had repaid $297,000 for equipment sold. During the same time period, the Company also remitted $382,369 in joint venture profits. The amount due to the collaborator for the years ended December 31, 2021 and 2020 was $142,500 and $439,500, respectively.

Note 10 – Convertible Notes

On July 20, 2020 and again on September 16, 2020, the Company and Geneva Roth Remark Holdings, Inc., a New York corporation (“Geneva”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) by which the Geneva purchased and the Company issued and sold convertible notes of the Company, in the aggregate principal amount of $120,000 (the “Notes”), convertible into shares of common stock of the Company (the “Common Stock”). The July 20, 2020 note was paid in full on January 15, 2021. The September 16, 2020 note was paid in full on March 19, 2021.

On January 21, 2021, the Company entered into a securities purchase agreement with Geneva whereby Geneva purchased 103,500 shares of our Series A Preferred Stock for a purchase price of $103,500. After payment of transaction-related expenses, net proceeds to us were $100,000. The proceeds were used for working capital. On July 26, 2021, the Company paid $146,616 to pay off the securities purchase agreement with Geneva in full and the 103,500 shares of Series A Preferred Stock were returned to (and cancelled by) the Company.

On March 23, 2021 , the Company entered into a securities purchase agreement with Geneva whereby Geneva purchased 78,000 shares of our Series A Preferred Stock for a purchase price of $78,000. After payment of transaction-related expenses, net proceeds to us were $75,000. The proceeds were used for working capital. The Series A Preferred Stock earns dividends at a rate of 10% per annum, and dividends at a default rate of 22%. On September 21, 2021, the Company paid $110,493 to pay off the securities purchase agreement with Geneva in full and the 78,000 shares of Series A Preferred Stock were returned to (and cancelled by) the Company.

All issuances were exempt from the registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Note 11 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. As of December 31, 2021, the Company is not involved in any litigation.

See Note 8 for related party operating lease.

Note 12 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock of which zero shares were issued and outstanding as of December 31, 2021 and 2020.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 14,629,155 and 14,549,155 were issued and outstanding as of December 31, 2021 and 2020, respectively.

On April 28, 2021, the Company paid out 80,000 fully vested shares of the Company’s Common Stock as final payment per the contract between the Company and M Vest LLC, an SEC registered, FINRA member broker-dealer for services. The shares of Common Stock have and the same rights afforded other holders of the Company’s Common Stock.

Note 13 – Revenues

During the years ended December 31, 2021 and 2020, revenues and costs related to domestic and foreign sales of equipment are as follows:

	2021		2020
	Domestic	Export	Domestic	Export
Equipment Sales	$22,253,695	$-0-	$9,665,607	$-0-
Less Cost of Sales	(18,878,245)	-0-	(9,566,702)	-0-
Gross profit	$3,375,450	$-0-	$98,905	$-0-

During the years ended December 31, 2021 and 2020, there were no foreign rentals of equipment.

The Company provides equipment for rental on a month-to-month basis and under terms which exceed one year. Future annual estimated rental revenues as of December 31, 2021 are as follows:

Years ending December 31:
2022	$1,251,457
2023	832,957
2024	414,457
$2,498,871

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Note 14 – Income Taxes

Income tax expense (benefit) reflected in the statements of operations consisted of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Current tax expense:
Federal	$87,609	$0
State	209,224	800
Total current tax expense	296,833	800
Deferred tax expense (benefit):
Federal	451,759	(313,987)
State	(1,674)	(78,470)
Total deferred tax expense (benefit)	450,084	(392,457)
Total tax expense (benefit)	$746,917	$(391,657)

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31,2021 and 2020 is as follows:

	2021		2020
	Amount	Percent	Amount	Percent
Federal statutory rates	$499,477	21.00%	$(206,254)	(21.0)%
State income taxes	170,142	7.15%	(83,330)	(8.5)%
Life insurance and meals	14,552	0.65%	(44,324)	(4.5)%
True up	62,746	2.64%	(57,749)	(5.9)%
Income taxes \ Effective rate	$746,917	31.44%	$(391,657,)	(39.9)%

As of December 31, 2021 and 2020, the significant components of the deferred tax assets and liabilities are summarized below:

	2021	2020
Deferred tax assets (liabilities)
Net operating loss carryforwards	$51,307	$688,220
Reserves and allowances	102,789	89,400
Tax credits and other	89,545	32,110
Total deferred tax assets	243,640	809,730
Deferred tax liability -
Depreciation	(536,400)	(651,606)
Total deferred tax liabilities	(536,400)	(651,606)
Net deferred tax asset (liability)	$(292,760)	$158,124

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2021 and 2020.

The Company has approximately $2,213,253 in federal net operating losses that begin to expire in 2036. As of December 31, 2021, the Company has no net operating losses for state income tax reporting purposes.

The 2014 to 2019 tax years are still subject to examination by federal and state agencies. We filed amended income tax returns for 2015 and 2016, which are currently under examination by the Internal Revenue Service.

Note 15 – Subsequent Events

On or about January 28, 2022, the Company entered into a line of credit (flooring plan) with a finance company that provides for borrowing up to $3,500,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period the line rolls over into a 60-month amortization. Pricing after the interest free period will be one month Secured Overnight Financing Rate ("SOFR") + 4.00.

On or about March 14, 2022, the Company began the due diligence process in order to secure a Senior Loan Facility with a finance company that provides for borrowing up to $10,000,000. The note payable is secured by the equipment purchased and is designed to pay-off the company’s current $6.5 million facility as well as consolidate the company’s current long-term debt while allowing the Company to purchase inventory for future sales.

The facility will bear interest at 8.25% plus the SOFR subject to a 0.5% floor. We are currently wrapping up the due diligence process and have received a 30-day extension from the current facility in order to complete this process and payoff the current facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2021.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our Annual Report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

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

In connection with the preparation of the Annual Report on Form 10-K for the year ended December 31, 2021, our President and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the year ended December 31, 2021. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our current directors and executive officers and includes the principal offices and positions held by each person and the year each person began his or her role. Our executive officers were appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation, or removal by our Board of Directors.

Name	Age	Position	Date

Lee Hamre	71	President and Chairman	2006
Marty Tullio	74	Secretary and Director	2012
Hope Stone	51	Chief Financial Officer	2018
J. Jeff Morris	73	Director	2019
Brian Hamre	56	Director	2019
Michael Maloney	60	Director	2012

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

Involvement in Certain Legal Proceedings

There have been no known events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that our officers, directors, and persons who own more than 10% of our Common Stock file reports of ownership and changes in ownership with the SEC.  Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2021, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements of Section 16(a).

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

Audit Committee and Audit Committee Financial Expert

Our separately-designated audit committee consists of J. Jeff Morris and Michael Maloney; with J. Jeff Morris acting as the audit committee financial expert.

Our Board has adopted a written charter for the Audit Committee, pursuant to which the Audit Committee has, among others, the following duties and responsibilities:

•	Appoint, compensate, and oversee all audit and non-audit services performed by auditors, including the work of any registered public accounting firm employed by the Company;
•	Resolve any disagreements between management and the auditor regarding financial reporting and other matters; and
•	Pre-approve all auditing and non-audit services performed by auditors.

The Company’s audit committee charter requires at least two members of the committee to be independent. Both J. Jeffery Morris and Michael Maloney are independent directors. The charter of our Audit Committee can be accessed on the “Corporate Governance” section of our website, https://ammx.net/investor-relations/governance/.

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

The following table sets forth the compensation paid to our officers from the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Stock Awards	Price per Share	Stock Awards ($)	Total ($)
Lee Hamre, President & Chairman	2021 2020	150,000 150,000	-0- -0-	N/A N/A	-0- -0-	150,000 150,000
Hope Stone, Chief Financial Officer	2021 2020	120,000 120,000	-0- -0-	N/A N/A	-0- -0-	120,000 120,000

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

(2) Number of shares is based solely on a Schedule 13G filed with the SEC on August 20, 2019 on behalf of Warren Murphy, as revised to reflect the effect of the Company’s 1:50 reverse stock split on December 21, 2020.

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

Related Party Transactions

Except as described below, there were no transactions with any executive officers, directors, 5% stockholders and their families and affiliates since January 1, 2017. Any related party transactions must be approved by the Board of Directors.

We lease our facility from the Lee Hamre Trust. (See Item 2. Properties.)

We have a note payable to our President, Lee Hamre, for funds loaned for our operations. The note is interest bearing at 10% per annum, unsecured, and payable upon demand. The balance of the note at December 31, 2021 and 2020 was $0 and $226,659, respectively. During the years ended December 31, 2021 and 2020, we repaid $262,357 and $108,135, respectively, on the note. The note incurred $35,698 in interest in 2021 and $36,936 of interest in 2020. See Exhibit 3.6.

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

	For the Fiscal Year Ended
	2021	2010
Audit Fees	$104,268	$132,657
Audit Related Fees	$5,014	$5,213
Tax Fees	$5,748	$7,100
All Other Fees	$15,570	$24,657
Total	$130,600	$169,626

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

Date: March 31, 2022	AmeraMex International, Inc.

	By:	/s/ Lee Hamre
Lee Hamre President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	By:	/s/ Hope Stone
Hope Stone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation, dated January 30, 2017 (incorporated by reference from Exhibit 3.1 to registrant's Form 10 filed with the Commission on May 10, 2019)
3.2	Amended Bylaws, dated June 16, 2019 (incorporated by reference from Exhibit 3.2 to registrant's Amendment No. 1 to Form 10 filed with the Commission on July 2, 2019)
3.3	Certificate of Designation, dated January 26, 2021 (incorporated by reference from Exhibit 3.1 to registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2021)
10.1	Line of Credit, dated March 29, 2019 (incorporated by reference from Exhibit 3.3 to registrant's Form 10 filed with the Commission on May 10, 2019)
10.2	Amendment to $6.5m Line of Credit, dated April 17, 2019 (incorporated by reference from Exhibit 3.4 to registrant's Form 10 filed with the Commission on May 10, 2019)
10.3	Chico Property Lease Agreement, dated December 1, 2012 (incorporated by reference from Exhibit 3.5 to registrant's Form 10 filed with the Commission on May 10, 2019)
10.4	Description of Oral Agreement for Note with Lee Hamre, as of January 1, 2019 (incorporated by reference from Exhibit 3.6 to registrant's Amendment No. 1 to Form 10 filed with the Commission on July 2, 2019)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer
32.2	Certification of Principal Financial Officer

