Form 10-Q
period 2022-03-31
Ameramex International Inc
filed 2022-05-23
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2022

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

☐  Yes         ☒  No

There are 14,629,155 shares of common stock outstanding as of May 23, 2022.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.
UNAUDITED BALANCE SHEETS

	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS
Current Assets:
Cash	$625,489	$995,611
Accounts Receivable, Net	1,459,988	1,162,300
Inventory, Net	6,677,863	5,185,864
Other Current Assets	239,200	312,963
Total Current Assets	9,002,540	7,656,738
Non-Current Assets:
Property and Equipment, Net	1,208,628	1,275,717
Rental Equipment, Net	1,193,078	1,461,716
Lease Right of Use Asset	848,131	—
Other Assets	367,991	391,330
Total Long-Term Assets	3,617,828	3,128,763
TOTAL ASSETS	$12,620,368	$10,785,501

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,150,172	$560,076
Accrued Expenses	233,036	264,534
Customer Deposits	—	302,000
Joint Venture Liability	248,043	142,500
Line of Credit	3,736,669	3,180,968
Notes Payable, Current Portion	560,606	777,601
Lease Liability	129,081	—
Total Current Liabilities	6,057,607	5,227,679

Long-Term Liabilities
Deferred Tax Liabilities, Net	690,530	588,792
Notes Payable, Net of Current Portion	1,615,187	1,689,353
Lease Liability, Net of Current Portion	719,050	—
Total Long-Term Liabilities	3,024,767	2,278,145
TOTAL LIABILITIES	$9,082,374	$7,505,824

Commitments and Contingencies (Note 10)	—	—

STOCKHOLDERS' EQUITY:
Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized 14,629,155 shares issued and outstanding at March 31, 2022 and 14,629,155 at December 31, 2021	14,629	14,629
Additional Paid-In Capital	21,600,734	21,600,734
Accumulated Deficit	(18,077,369)	(18,335,686)
Total Stockholders' Equity	3,537,994	3,279,677
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$12,620,368	$10,785,501

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	MARCH 31, 2022	MARCH 31, 2021
REVENUES
Sales of Equipment and Other Revenues	$4,585,692	$3,245,982
Rentals and Leases	365,914	783,714
Total Sales	4,951,606	4,029,696

COST OF SALES
Sales of Equipment and Other Revenues	3,552,821	2,613,032
Rentals and Leases	149,716	244,956
Total Cost of Sales	3,702,537	2,857,988

GROSS PROFIT	1,249,069	1,171,708

OPERATING EXPENSES
Selling Expense	323,441	139,189
General and Administrative	369,336	244,303
Total Operating Expenses	692,777	383,492

Profit From Operations	556,292	788,216

OTHER INCOME (EXPENSE)
Interest Expense, net	(177,757)	(267,057)
Loss from Early Extinguishment of Debt	(15,345)	(12,333)
Other Income	554	10,078
Total Other Expense	(192,548)	(269,312)

INCOME BEFORE PROVISION for INCOME TAXES	363,744	518,904

PROVISION for INCOME TAXES	105,427	153,075

NET INCOME	$258,317	$365,829

Weighted Average Shares Outstanding:
Basic	14,629,155	14,549,155
Diluted	14,629,155	14,549,155

Earnings per Share
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
Balance	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

December 31, 2020	14,549,155	$14,549	$21,545,614	$(19,967,433)	$1,592,730

Net Income	—	—	—	365,829	365,829

March 31, 2021	14,549,155	$14,549	$21,545,614	$(19,601,604)	$1,958,559

December 31, 2021	14,629,155	$14,629	$21,600,734	$(18,335,686)	$3,279,677

Net Income	—	—	—	258,317	258,317

March 31, 2022	14,629,155	$14,629	$21,600,734	$(18,077,369)	$3,537,994

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOW

	MARCH 31, 2022	MARCH 31, 2021
OPERATING ACTIVITIES:
Net Income	$258,317	$365,829
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	188,135	258,148
Provision for Deferred Income Taxes	101,738	153,875
Loss on Early Extinguishment of Debt	15,345	12,333
Amortization of Right of Use Asset	19,023	—
Amortization and Accretion of Interest	29,652	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(297,688)	(994,910)
Inventory	(1,223,361)	(757,248)
Other Current Assets	73,763	(16,212)
Accounts Payable	590,096	633,213
Customer Deposits	(302,000)	—
Accrued Expenses	(31,498)	115,987
Lease Liability	(19,023)	—
NET CASH USED BY OPERATING ACTIVITIES	$(597,501)	$(228,985)

INVESTING ACTIVITIES:
Payments for Property and Equipment	$(8,995)	$(6,501)
Proceeds (Payments) for Rental Equipment	(126,358)	304,755
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(135,353)	$298,254

FINANCING ACTIVITIES:
Proceeds from Notes Payable	$135,890	$529,630
Payments on Notes Payable	(434,403)	(252,934)
Payment on Note Payable - Related Party	—	12,753
Joint Venture Liability	105,543	155,247
Net Borrowing (Repayments) Under Lines of Credit	555,702	(584,246)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$362,732	$(139,550)

NET DECREASE IN CASH & CASH EQUIVALENTS	$(370,122)	$(70,281)

Cash and Cash Equivalents, BEGINNING OF PERIOD	$995,611	$407,881
Cash and Cash Equivalents, END OF PERIOD	$625,489	$337,600

CASH PAID FOR:
Interest	$176,795	$201,278
Income Taxes	$800	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	—	508,000
Equipment Financed under Capital Leases	—	197,186
Transfer of Rental Equipment to Inventory	—	964,600

The accompanying notes are an integral part of these unaudited financial statements.

  AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2022

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At March 31, 2022, the Company had working capital of approximately $2.9 million. The Company is actively working to obtain lines of credit or improve the terms compared to existing lines of credit in order to facilitate normal operations and fulfill growth needs.

Moving forward, the Company expects to generate sufficient cash flows from operations to meet its obligations and expects to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that its expected cash flows from operations, together with its new credit facility, will be sufficient to operate in the normal course of business for the next 12 months.

Risks and Uncertainties

In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, as a result of which the Company is subject to additional risks and uncertainties. In response to the pandemic, governments and organizations have taken preventative or protective actions, such as temporary closures of non-essential businesses and “shelter-at-home” guidelines for individuals. As a result, the global economy has been negatively affected, and the Company’s business has been negatively affected in a number of ways, the worst of which was felt in 2020. The Company had several large transactions that were put on hold until the State of California completely reopened. In addition, the Company had all sales, administrative and account employees working from home. Shop employees were practicing social distancing and only one customer was allowed in the facility at a time. Most directly, a number of states and local governments had taken steps that prohibited or curtailed the sale of equipment or curtailed construction activities during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, had impeded and continue to impede equipment sales. With the reopening of the State of California. the Company has experienced a resurgence in sales and rentals of both new and used equipment. The nationwide shortages in truck drivers and the increase in fuel prices has led to higher costs to transport equipment and delays in deliveries to customers.

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

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2022

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and nine-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto that are included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.

These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved. Significant estimates in these unaudited interim financial statements include the allowance for doubtful accounts, inventory allowances and estimated useful life of property and equipment.

Line of Credit Issuance Costs

The Company capitalizes and amortizes direct issue costs incurred in connection with its line of credit arrangement. On or about March 30, 2019 (see Note 6), the Company incurred $245,000 in costs comprised of origination fees totaling approximately $180,000 and appraisal costs of approximately $65,000. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet at March 31, 2022 are no unamortized loan fees. During the three ended March 31, 2022 and 2021, the Company amortized $14,307 and $20,417 in loan fees, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021 for smaller reporting companies, and interim periods within those years, with early adoption permitted. The Company adopted this new standard on January 1, 2022. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified.

On January 1, 2022, the Company adopted Accounting Standards Update No. 2016-02, Lease (topic 842)(ASU 2016-02) which establishes ASC 842 and supersedes the lease accounting guidance under ASC 840. The standard generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2022

and provide enhanced disclosers on the amount, timing and uncertainty of cash flows arising from lease arrangements. The Company adopted ASC 842 using the modified retrospective approach. The Company elected the package of practical expedients available for existing contracts, which allowed the Company to carry forward our historical assessments of lease identification, lease classification and initial direct costs. The Company also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases with a term of 12 months or less.

As of January 1, 2022, the effective date, the Company identified one operating lease arrangement relating to the Company’s headquarter facility. The adoption of ASC 842 resulted in a recognition of an ROU asset and lease liability on the Company’s balance sheet relating to the leases as of January 1, 2022. The adoption of the standard did not have a material effect on the Company’s statements of operations and statements of cash flows.

Note 3 – Inventory

Inventory as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Parts and supplies	$551,458	$351,755
Heavy equipment	6,126,405	4,834,109
Total	$6,677,863	$5,185,864

All of the inventory is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of March 31, 2022 and December 31, 2021, such property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$107,105	$107,105
Leasehold improvements	505,171	505,171
Vehicles and Equipment	2,095,275	2,086,285
Total, at cost	2,707,551	2,698,561
Less - Accumulated depreciation	(1,498,923)	(1,422,844)
Total, Net	$1,208,628	$1,275,717

Depreciation expense for the three months ended March 31, 2022 and 2021 was $76,084 and $73,369, respectively.

All of the property and equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 5 – Rental Equipment

Rental equipment as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Rental equipment	$4,053,622	$4,210,209
Less - Accumulated depreciation	(2,860,544)	(2,748,493)
Total, Net	$1,193,078	$1,461,716

Depreciation expense for the three months ended March 31, 2022 and 2021 was $112,051 and $184,779, respectively.

All of the rental equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2022

Note 6 – Lines of Credit

On April 12, 2022 the limit on our equipment flooring plan line of credit with a finance company which previously provided for borrowing up to $1,050,000 was decreased to $525,000 due to lack of utilization. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from the finance date. After the applicable free interest period, interest calculates as follows: 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has its own calculations based on the date of purchase. At March 31, 2022 and December 31, 2021, the amounts outstanding under this line of credit agreement were $203,034 with $846,966 available and $23,026 with $1,026,974 available, respectively. Interest expense for the three months ended March 31, 2022 and 2021 was $993, and $2,344, respectively. The agreement has no expiration date provided the Company does not default and as of March 31, 2022 the Company is in compliance with the debt covenants.

On or about March 31, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million. The credit facility was to expire on March 28, 2022; however, a 79 day extension was granted by the finance company while the Company finalizes the new line of credit. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by specified pieces of equipment. At March 31, 2022 and December 31, 2021, the amounts outstanding under this line of credit agreement were $2,259,067 with $4,240,933 available for purchases and $3,157,941 with $3,342,059 available, respectively. Interest expense for the three months ended March 31, 2022 and 2021 was $107,016 and $135,535, respectively.

On January 28, 2022, the Company entered into a line of credit (flooring plan) with a finance company that provides for borrowing up to $3,500,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period the line rolls over to a 60-month amortization. Pricing after the interest free period will be one month Secured Overnight Financing Rate (“SOFT”) + 4.00. At March 31, 2022, the amount outstanding under the line of credit agreement was $1,324,568 with $2,175,432 available for purchases with no interest expense due.

Note 7 – Related-Party Transactions

Related-Party Note Payable

The Company had a note payable to the Company’s Chief Executive Officer. Funds were received years ago to fund operations. The note was interest bearing at 10% per annum, unsecured and payable upon demand. The balance of the note at March 31, 2022 and December 31, 2021 was $0 as it was paid in full before the end of 2021. During the three months ended March 31, 2021, the note increased by $12,753 pertaining to a refund that was tied to the note and incurred $9,557 in interest expense for that same period.

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2022

Lease

The Company leases a building and real property in Chico, California under a lease agreement renewing annually every March from a trust whose trustee is the Company’s Chief Executive Officer. The overall term of the lase is ten (10) years. The lease provided for monthly lease payments of $12,000 per month. Rent expense during the three months ended March 31, 2022 and 2021, was $36,000 and $36,000, respectively.

The operating lease liabilities of $848,131 as of March 31, 2022, represents the discounted (at 8% incremental borrowing rate) value of the future lease payments at March 31, 2022.

At March 31, 2022, the future undiscounted minimum lease payments under the noncancellable leases are as follows:

For the nine-month period ending December 31, 2022	$108,000
Year ending December 31, 2023	144,000
Year ending December 31, 2024	144,000
Year ending December 31, 2025	144,000
Year ending December 31, 2026	144,000
Thereafter	456,000
Total undiscounted finance lease payments	$1,140,000
Less: Imputed interest	(291,869)
Present value of finance lease liabilities	848,131

Transactions with Director

Two separate customers lost financing for purchases of equipment after delivery, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent-to-own basis and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that, at March 31, 2022 and December 31, 2021, have a combined total due of $94,434 and $109,482 respectively. The brokerage made $42,681 on the transactions. The notes are secured by the equipment.

The Company also has another note payable that was brokered through the same Director’s company. The note is secured with equipment and as of March 31, 2022 and December 31, 2021 had a total due of $180,313 and $195,133, respectively.

 Note 8 – Notes Payable

Notes payable as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Notes Payable to various finance companies with varying start dates and interest rates; Interest rates on March 31, 2022 and December 31, 2021, ranging from 0.00% to 14.38%. As of March 31, 2022 notes maturing from April 22, 2022 to September 24, 2050 have combined monthly payments of $71,231; secured by equipment and stock.	2,017,258	2,308,420

Total	2,175,793	2,466,955

Less Current Portion	(560,606)	(777,602)

Long Term Portion	$1,615,187	$1,689,353

Interest expense for all notes payable for the three months ended March 31, 2022 and 2021 was $53,401 and $46,837, respectively.

 Note 9 – Joint Venture

In 2019, the Company entered into a joint venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, Washington for $1,089,000. The machines were titled in the Company’s name, and accordingly, revenues and costs are recorded in the Company’s financial statements. During the three months ended March 31, 2022, the Company accrued $105,543 in joint venture profits that will be disbursed upon payment from customer. The amount due to the collaborator as of March 31, 2022 and December 31, 2021 was $248,043 and $142,500, respectively.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

March 31, 2022

Note 10 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. At the present time, the Company is not involved in any litigation.

[See Note 7 for operating lease with related party.]

Note 11 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock of which zero shares are issued and outstanding as of March 31, 2022 and December 31, 2021.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 14,629,155 were issued and outstanding as of March 31, 2022 and December 31, 2021.

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

Results of Operations

	March 31, 2022	March 31, 2021
REVENUES	(unaudited)	(unaudited)
Sales of Equipment and Other Revenues	$4,585,692	$3,245,982
Rentals and Leases	365,914	783,714
Total Revenues	4,951,606	4,029,696
COST OF REVENUES
Sales of Equipment and Other Revenues	3,552,821	2,613,032
Rentals and Leases	149,716	244,956
Total Cost of Revenues	3,702,537	2,857,988

GROSS PROFIT	1,249,069	1,171,708
OPERATING EXPENSES
Selling Expense	323,441	139,189
General and Administrative	369,336	244,303
Total Operating Expenses	692,777	383,492

INCOME FROM OPERATIONS	556,292	788,216
OTHER INCOME (EXPENSE)
Interest Expense, net	(177,757)	(267,057)
Loss from Early Extinguishment of Debt	(15,345)	(12,333)
Other Income	554	10,078
Total Other Income (Expense)	(192,548)	(269,312)
PROFIT BEFORE BENEFIT FOR INCOME TAXES	363,744	518,904
PROVISION FOR INCOME TAXES	105,427	153,075
NET PROFIT	$258,317	$365,829

Revenue

Revenue for the three months ending March 31, 2022 was $4,951,606 compared to $4,029,696 for the same time during 2021, a 23% increase. Sales of Equipment and Other Revenues for the three months ending March 31, 2022 was $4,585,692 and made up 93% of our Total Revenues. For the three months ending March 31, 2021, Sales of Equipment and Other Revenues made up $3,245,982, or 81% of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $365,914, or 7%, in 2022 and $783,714 or 19% in 2021. The 23% increase in Sales of Equipment and Other Revenues year over year is due to the consistently lower interest rates, which made financing easier for our customers, as well as the continued momentum we have experienced as the State of California reduces restrictions tied to the COVID-19 pandemic which shut down our state and halted all major sales from March 2020 through June 2020. Rentals and Leases revenue decreased by 53% year over year as customers converted long-term rentals into purchases, taking advantage of the prime financing at very low interest rates mentioned above.

Cost of Revenue

Costs of Revenue for the three months ending March 31, 2022 were $3,702,537 compared to $2,857,988, an increase of 30%. The price of used equipment has been increasing since the beginning of 2021 and was noticeably higher during the first quarter; however, the increase is directly tied to the increase in revenue from the sale of equipment.

Operating Expenses

Operating expenses increased by $309,285 during the three months ending March 31, 2022 compared to the three months ending March 31, 2021. This 81% increase is due to the Company paying higher wages in an effort to stay competitive in a highly volatile job market and the higher costs spent on marketing our equipment.

Interest Expense

The three months ending March 31, 2022 compared to the three months ending March 31, 2021 shows a reduction in interest expense from $267,057 to $177,757. This 33% reduction is due to the Company’s continuing efforts to pay off debt.

Operating Results

The Company had a net profit of $258,317 for the three months ending March 31, 2022 as compared to net profit of $365,829 for the three months ending March 31,2021. The 30% decrease in profit is tied to higher operational expenses. The first quarter of 2022 reflects the continuing trend of lower interest rates on financing making it easier for customers to purchase equipment offset by higher input costs and rising operational costs.

Liquidity

Moving forward, we expect to generate sufficient cash flows from operations to meet our obligations and expect to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that our expected cash flows from operations, together with our available credit facilities, will be sufficient to operate in the normal course of business for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2022. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERAMEX INTERNATIONAL, INC.

Date: May 23, 2022	By: /s/ Lee Hamre
Lee Hamre President

Date: May 23, 2022	By: /s/ Hope Stone
Hope Stone Chief Financial Officer

