Form 10-Q
period 2022-06-30
Ameramex International Inc
filed 2022-08-15
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2022

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

☐  Yes         ☒  No

There are 14,629,155 shares of common stock outstanding as of August 15, 2022.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.
UNAUDITED BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS
Current Assets:
Cash	$299,754	$995,611
Accounts Receivable, Net	1,270,183	1,162,300
Inventory, Net	9,414,871	5,185,864
Other Current Assets	220,353	312,963
Total Current Assets	11,205,161	7,656,738

Property and Equipment, Net	1,457,234	1,275,717
Rental Equipment, Net	1,083,194	1,461,716
Lease Right of Use Asset	828,725	—
Other Assets	358,859	391,330
Total Other Assets	3,728,012	3,128,763
TOTAL ASSETS	$14,933,173	$10,785,501

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,319,355	$560,076
Accrued Expenses	243,984	264,534
Customer Deposits	1,045,078	302,000
Joint Venture Liability	262,293	142,500
Lines of Credit	3,412,441	3,180,968
Notes Payable, Current Portion	626,911	777,601
Lease Liability	129,081	—
Total Current Liabilities	8,039,143	5,227,679

Long-Term Liabilities
Deferred Tax Liabilities, Net	695,060	588,792
Notes Payable, Net of Current Portion	1,815,160	1,689,353
Lease Liability, Net of Current Portion	699,644	—
Total Long-Term Liabilities	3,209,864	2,278,145
TOTAL LIABILITIES	11,249,007	7,505,824

Commitments and Contingencies (Note 11)	—	—

STOCKHOLDERS' EQUITY:
Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $0.001 par value, 1,000,000,000 shares authorized 14,629,155 shares issued and outstanding at June 30, 2022 and December 31, 2021	14,629	14,629

Additional Paid-In Capital	21,600,734	21,600,734
Accumulated Deficit	(17,931,197)	(18,335,686)
Total Stockholders' Equity	3,684,166	3,279,677
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$14,933,173	$10,785,501

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

REVENUES
Sales of Equipment and Other Revenues	$2,015,247	$5,656,744	$6,600,939	$8,902,726
Rentals and Leases	363,301	643,207	729,215	1,426,921
Total Sales	2,378,548	6,299,951	7,330,154	10,329,647

COST OF SALES
Sales of Equipment and Other Revenues	1,799,708	5,140,234	5,352,529	7,753,266
Rentals and Leases	158,008	189,290	307,724	434,246
Total Cost of Sales	1,957,716	5,329,524	5,660,253	8,187,512

GROSS PROFIT	420,832	970,427	1,669,901	2,142,135

OPERATING EXPENSES
Selling Expense	230,064	284,732	553,505	423,921
General and Administrative	233,273	229,927	602,609	474,230
Total Operating Expenses	463,337	514,659	1,156,114	898,151

Profit (loss) From Operations	(42,505)	455,768	513,787	1,243,984

OTHER INCOME (EXPENSE)
Interest Expense, net	(96,374)	(267,975)	(274,131)	(535,032)
Loss from Early Extinguishment of Debt	—	(77,845)	(15,345)	(90,178)
Other Income	349,580	764	350,134	10,842
Total Other Income (Expense)	253,206	(345,056)	60,658	(614,368)

INCOME BEFORE PROVISION for INCOME TAXES	210,701	110,712	574,445	629,616

PROVISION for INCOME TAXES	64,529	32,662	169,956	185,737

NET INCOME	$146,172	$78,050	$404,489	$443,879

Weighted Average Shares Outstanding:
Basic	14,629,155	14,629,155	14,629,155	14,629,155
Diluted	14,629,155	14,629,155	14,629,155	14,629,155

Earnings (loss) per Share
Basic	$0.01	$0.01	$0.03	$0.03
Diluted	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
Balance	Shares	Amount	Capital	Deficit	Equity

December 31, 2020	14,549,155	$14,549	$21,545,614	$(19,967,433)	$1,592,730

Stock for Services	80,000	80	55,120	—	55,200

Net Income	—	—	—	443,879	443,879

June 30, 2021	14,629,155	$14,629	$21,600,734	$(19,523,554)	$2,091,809

December 31, 2021	14,629,155	$14,629	$21,600,734	$(18,335,686)	$3,279,677

Net Income	—	—	—	404,489	404,489

June 30, 2022	14,629,155	$14,629	$21,600,734	$(17,931,197)	$3,684,166

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOW

	SIX MONTHS ENDED JUNE 30,
	2022	2021

OPERATING ACTIVITIES:
Net Income	$404,489	$443,879
Adjustments to reconcile Net Loss to Net Cash provided (used) by Operating Activities:
Depreciation and Amortization	376,013	518,025
Provision (Benefit) for Deferred Income Taxes	106,268	27,613
Marketing Services Paid in Stock	—	46,400
Loss on Early Extinguishment of Debt	15,345	90,178
Amortization of Right of Use Asset	19,406	—
Amortization and Accretion of Interest	10,246	86,135
Change in Assets and Liabilities:
Accounts Receivable	(107,883)	(581,244)
Inventory	(4,229,007)	1,357,966
ROU Asset	(828,725)	—
Other Current Assets	92,610	(27,925)
Accounts Payable	1,759,279	360,258
Customer Deposits	743,078	—
Accrued Expenses	(20,550)	249,991
Lease Liability	828,725	—
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(830,706)	$2,571,276

INVESTING ACTIVITIES:
Payments for Property & Equipment	$(335,596)	$(156,502)
Proceeds (Payments) for Rental Equipment	142,281	(416,292)
NET CASH USED BY INVESTING ACTIVITIES	$(193,315)	$(572,794)

FINANCING ACTIVITIES:
Proceeds from Notes Payable	$633,930	$2,072,205
Payments on Notes Payable	(657,033)	(2,622,373)
Payment on Note Payable - Related Party	—	(23,908)
Joint Venture Liability	119,793	(69,500)
Net Borrowing (Repayments) Under Lines of Credit	231,474	(1,311,843)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$328,164	$(1,955,419)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	$(695,857)	$43,063

Cash and Cash Equivalents, BEGINNING OF PERIOD	$995,611	$407,881
Cash and Cash Equivalents, END OF PERIOD	$299,754	$450,944

CASH PAID FOR:
Interest	$273,169	$422,505
Income Taxes	$800	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	$—	$508,000
Equipment Financed under Capital Leases	$—	$187,732
Transfer of Rental Equipment to Inventory	$—	$964,600

 The accompanying notes are an integral part of these unaudited financial statements.

  AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2022

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At June 30, 2022, the Company had working capital of approximately $3.2 million. The Company is actively working to obtain lines of credit or improve the terms compared to existing lines of credit in order to facilitate normal operations and fulfill growth needs.

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

June 30, 2022

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

Line of Credit Issuance Costs

The Company capitalizes and amortizes direct issue costs incurred in connection with its line of credit arrangement. On or about March 30, 2019 (see Note 6), the Company incurred $245,000 in costs comprised of origination fees totaling approximately $180,000 and appraisal costs of approximately $65,000. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet. As of June 30, 2022, there are no remaining unamortized loan fees. During the three and six months ended June 30, 2022 and 2021, the Company amortized $14,307, $14,307 and $20,417, $40,833 in loan fees, respectively.

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

June 30, 2022

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

Note 3 – Inventory

Inventory as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Parts and supplies	$499,263	$351,755
Heavy equipment	8,915,608	4,834,109
Total	$9,414,871	$5,185,864

All of the inventory is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of June 30, 2022 and December 31, 2021, such property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$107,105	$107,105
Leasehold improvements	505,171	505,171
Vehicles and Equipment	2,421,880	2,086,285
Total, at cost	3,034,156	2,698,561
Less - Accumulated depreciation	(1,576,922)	(1,422,844)
Total, Net	$1,457,234	$1,275,717

Depreciation expense for the three and six months ended June 30, 2022 and 2021 was $78,005, $154,079 and $69,198, $142,568, respectively.

All the property and equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 5 – Rental Equipment

Rental equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Rental equipment	$4,053,622	$4,210,209
Less - Accumulated depreciation	(2,970,428)	(2,748,493)
Total, Net	$1,083,194	$1,461,716

Depreciation expense for the three and six months ended June 30, 2022 and 2021 was $109,889, $221,934 and $190,681, $375,459, respectively.

All the rental equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

 AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2022

Note 6 – Lines of Credit

On April 12, 2022 the limit on our equipment flooring plan line of credit with a finance company which previously provided for borrowing up to $1,050,000 was decreased to $300,000 due to lack of utilization. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from the finance date. After the applicable free interest period, interest calculates as follows: 30 day LIBOR plus 6.75% - rate after Free Period to Day 365, 30 day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has its own calculations based on the date of purchase. At June 30, 2022 and December 31, 2021, the amounts outstanding under this line of credit agreement were $101,405 with $198,595 available and $23,026 with $1,026,974 available, respectively. Interest expense for the three and six months ended June 30, 2022 and 2021 was $104, $1,097 and $688, $3,302, respectively. The agreement has no expiration date provided the Company does not default and as of June 30, 2022 the Company is in compliance with the debt covenants.

On or about March 31, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million. The credit facility was to expire on March 28, 2022; however, a 126-day extension was granted by the finance company while the Company finalizes the new line of credit. Interest is due monthly at a rate of 10%, per annum. Principal only becomes due and payable if the Company reaches the maximum balance under the credit facility, which management does not expect to reach. If the maximum balance is reached, the principal becomes payable at 1.25% of the outstanding principal balance per month. The line of credit is secured by specified pieces of equipment. At June 30, 2022 and December 31, 2021, the amounts outstanding under this line of credit agreement were $2,036,469 with $4,463,531 available for purchases and $3,157,941 with $3,342,059 available, respectively. Interest expense for the three and six months ended June 30, 2022 and 2021 was $38,639, $145,655 and $125,793, $261,328, respectively.

On January 28, 2022, the Company entered into a line of credit (flooring plan) with a finance company that provides for borrowing up to $3,500,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period the line rolls over to a 60-month amortization. Pricing after the interest free period will be one month Secured Overnight Financing Rate (“SOFT”) + 4.00. At June 30, 2022, the amount outstanding under the line of credit agreement was $1,324,568 with $2,175,432 available for purchases with no interest expense due.

Note 7 – Related-Party Transactions

Related-Party Note Payable

The Company had a note payable to the Company’s Chief Executive Officer, which was fully repaid in 2021. The note was interest bearing at 10% per annum, unsecured and payable upon demand. During the three and six months ended June 30, 2021, the note incurred $9,890 and $19,447 in interest expense, respectively.

Lease

The Company leases a building and real property in Chico, California under a lease agreement renewing annually every March from a trust whose trustee is the Company’s Chief Executive Officer. The overall term of the lease is ten (10) years. The lease provided for monthly lease payments of $12,000 per month. Rent expense during the three and six months ended June 30, 2022 and 2021, was $36,000, $72,000 and $36,000, $72,000, respectively.

The operating lease liabilities of $828,725 as of June 30, 2022, represents the discounted (at 8% incremental borrowing rate) value of the future lease payments at June 30, 2022.

  AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2022

At June 30, 2022, the future undiscounted minimum lease payments under the noncancellable leases are as follows:

For the six-month period ending December 31, 2022	$72,000
Year ending December 31, 2023	144,000
Year ending December 31, 2024	144,000
Year ending December 31, 2025	144,000
Year ending December 31, 2026	144,000
Thereafter	456,000
Total undiscounted finance lease payments	$1,104,000
Less: Imputed interest	(275,275)
Present value of finance lease liabilities	828,725

Transactions with Director

Two separate customers lost financing for purchases of equipment after delivery, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent-to-own basis and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that, at June 30, 2022 and December 31, 2021, have a combined total due of $79,225 and $109,482 respectively. The notes are secured by the equipment.

The Company also has another note payable that was brokered through the same Director’s company. The note is secured with equipment and as of June 30, 2022 and December 31, 2021 had a total due of $165,161 and $195,133, respectively.

Note 8 – Notes Payable

Notes payable as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Notes Payable to various finance companies with varying start dates and interest rates; Interest rates on June 30, 2022 and December 31, 2021, ranged from 0.00% to 35.132%. As of June 30, 2022 notes maturing from September 2, 2022 to September 24, 2050 have combined monthly payments of $96,312; secured by equipment and stock.	2,283,536	2,308,420

Total	2,442,071	2,466,955

Less Current Portion	(626,911)	(777,602)

Long Term Portion	$1,815,160	$1,689,353

Interest expense for all notes payable for the three and six months ended June 30, 2022 and 2021 was $46,115, $103,399 and $47,872, $102,481, respectively.

Note 9 – Joint Venture

In 2019, the Company entered into a joint venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, Washington for $1,089,000. The machines were titled in the Company’s name, and accordingly, revenues and costs are recorded in the Company’s financial statements. During the six months ended June 30, 2022, the Company accrued $132,293 in joint venture profits that will be disbursed upon payment from customer. The amount due to the collaborator as of June 30, 2022 and December 31, 2021 was $262,293 and $142,500, respectively.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

June 30, 2022

Note 10 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. At the present time, the Company is not involved in any litigation.

See Note 7 for operating lease with related party.

Note 11 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock of which zero shares are issued and outstanding as of June 30, 2022 and December 31, 2021.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 14,629,155 were issued and outstanding as of June 30, 2022 and December 31, 2021.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES
Sales of Equipment and Other Revenues	$2,015,247	$5,656,744	$6,600,939	$8,902,726
Rentals and Leases	363,301	643,207	729,215	1,426,921
Total Revenues	2,378,548	6,299,951	7,330,154	10,329,647
COST OF REVENUES
Sales of Equipment and Other Revenues	1,799,708	5,140,234	5,352,529	7,753,266
Rentals and Leases	158,008	189,290	307,724	434,246
Total Cost of Revenues	1,957,716	5,329,524	5,660,253	8,187,512

GROSS PROFIT	420,832	970,427	1,669,901	2,142,135
OPERATING EXPENSES
Selling Expense	230,064	284,732	553,505	423,921
General and Administrative	233,273	229,927	602,609	474,230
Total Operating Expenses	463,337	514,659	1,156,114	898,151

INCOME (LOSS) FROM OPERATIONS	(42,505)	455,768	513,787	1,243,984
OTHER INCOME (EXPENSE)
Interest Expense, net	(96,374)	(267,975)	(274,131)	(535,032)
Loss from Early Extinguishment of Debt	—	(77,845)	(15,345)	(90,178)
Other Income	349,580	764	350,134	10,842
Total Other Income (Expense)	253,206	(345,056)	60,658	(614,368)
PROFIT BEFORE PROVISION FOR INCOME TAXES	210,701	110,712	574,445	629,616
PROVISION FOR INCOME TAXES	64,529	32,662	169,956	185,737
NET PROFIT	$146,172	$78,050	$404,489	$443,879

Revenue

Revenue for the six months ended June 30, 2022 was $7,330,154 compared to $10,329,647 for the same time during 2021, a 29% decrease. Sales of Equipment and Other Revenues for the six months ended June 30, 2022 was $6,600,939 and made up 90% of our Total Revenues. For the six months ended June 30, 2021, Sales of Equipment and Other Revenues made up $8,902,726, or 86% of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $729,215, or 10%, in 2022 and $1,426,921 or 14% in 2021. The 26% decrease in Sales of Equipment and Other Revenues year over year is due to delays the company experienced shipping machines to customers. These delays were caused by back-ordered parts, interstate trucking delays and lack of availability of third-party shippers. Had all ordered machines shipped, Sales of Equipment and Other Revenues would have been approximately $9.6 million, a $750,000 increase year over year. The Company is committed to getting the remaining machines shipped in the third quarter as well as continuing its ongoing sales efforts. Rentals and Leases revenue decreased by 49% year over year as customers converted long-term rentals into purchases, taking advantage of the prime financing at very low interest rates that were still available for the first two quarters of 2022.

Revenue for the three months ended June 30, 2022 was $2,378,548 compared to $6,299,951 for the same time during 2021, this is a 62% decrease. Had all of the equipment shipped as planned, as noted above, the Sales of Equipment and Other Revenues would have been $5,066,746, $115,140 more than the same time in 2021. Rentals and Leases were down 4% for the same period year over year.

Cost of Revenue

Costs of Revenue for the six months ended June 30, 2022 were $5,660,253 compared to $8,187,512, a decrease of 31%. Costs of Revenue for the three months ended June 30, 2022 were $1,957,716 compared to $5,329,524, a 63% decrease. The price of used equipment has been increasing since the beginning of 2021 and was noticeably higher during the first and second quarter; however, these decreases are directly tied to the unshipped machines that significantly reduced revenue for the first six months and second quarter of 2022.

Operating Expenses

Operating expenses increased by $257,963 during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. However, the operating expenses decreased by $51,322 during the second quarter of 2022 compared to the same time in 2021. The 29% increase for the first half of 2022 is due to the Company paying higher wages in an effort to stay competitive in a highly volatile job market and the higher costs spent on marketing our equipment.

Interest Expense

The six months ended June 30, 2022 compared to the six months ending June 30, 2021 shows a reduction in interest expense from $535,032 to $274,131. This 49% reduction is due to the Company’s continuing efforts to pay off debt.

Operating Results

The Company had a net profit of $404,489 for the six months ended June 30, 2022 as compared to net profit of $443,879 for the six months ending June 30,2021. The 9% decrease in profit is tied to the inability of the Company to ship all of the ordered equipment prior to the quarter end. The second quarter of 2022 reflects the continuing trend of lower interest rates on financing making it easier for customers to purchase equipment offset by higher input costs and rising operational costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2022. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERAMEX INTERNATIONAL, INC.

Date: August 15, 2022	By: /s/ Lee Hamre
Lee Hamre Chief Executive Officer

Date: August 15, 2022	By: /s/ Hope Stone
Hope Stone Chief Financial Officer

