Form 10-Q
period 2022-09-30
Ameramex International Inc
filed 2022-11-23
CIK 1776048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2022

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

☐  Yes         ☒  No

There are 14,829,155 shares of common stock outstanding as of November 18, 2022.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

AMERAMEX INTERNATIONAL, INC.

UNAUDITED BALANCE SHEETS

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
ASSETS
Current Assets:
Cash	$358,679	$995,611
Accounts Receivable, Net	3,046,957	1,162,300
Inventory, Net	7,439,912	5,185,864
Other Current Assets	241,947	312,963
Total Current Assets	11,087,495	7,656,738

Property and Equipment, Net	1,293,717	1,275,717
Rental Equipment, Net	800,261	1,461,716
Lease Right of Use Asset	808,928	-
Other Assets	358,806	391,330
Total Other Assets	3,261,712	3,128,763
TOTAL ASSETS	$14,349,207	$10,785,501

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$734,462	$560,076
Accrued Expenses	278,261	264,534
Customer Deposits	355,522	302,000
Joint Venture Liability	247,503	142,500
Lines of Credit	1,367,358	3,180,968
Notes Payable, Current Portion	1,062,604	777,601
Lease Liability	129,081	-
Total Current Liabilities	4,174,791	5,227,679

Long-Term Liabilities
Deferred Tax Liabilities, Net	1,123,368	588,792
Notes Payable, Net of Current Portion	3,593,015	1,689,353
Lease Liability, Net of Current Portion	679,847	-
Total Long-Term Liabilities	5,396,230	2,278,145
TOTAL LIABILITIES	9,571,021	7,505,824

Commitments and Contingencies (Note 11)	-	-

STOCKHOLDERS’ EQUITY:
Shareholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.001 par value, 1,000,000,000 shares authorized 14,829,155 and 14,629,155 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	14,829	14,629
Additional Paid-In Capital	21,671,534	21,600,734
Accumulated Deficit	(16,908,177)	(18,335,686)
Total Stockholders’ Equity	4,778,186	3,279,677
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,349,207	$10,785,501

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

REVENUES
Sales of Equipment and Other Revenues	$7,303,783	$7,591,527	$13,904,722	$16,494,253
Rentals and Leases	180,957	588,746	910,172	2,015,667
Total Sales	7,484,740	8,180,273	14,814,894	18,509,920

COST OF SALES
Sales of Equipment and Other Revenues	4,845,129	7,169,018	10,197,658	14,922,284
Rentals and Leases	108,081	195,994	415,805	630,240
Total Cost of Sales	4,953,210	7,365,012	10,613,463	15,552,524

GROSS PROFIT	2,531,530	815,261	4,201,431	2,957,396

OPERATING EXPENSES
Selling Expense	441,216	203,100	994,721	627,021
General and Administrative	386,505	269,029	989,114	743,259
Total Operating Expenses	827,721	472,129	1,983,835	1,370,280

Profit from Operations	1,703,809	343,132	2,217,596	1,587,116

OTHER INCOME (EXPENSE)
Interest Expense, net	(275,793)	(208,967)	(549,924)	(743,999)
Loss from Early Extinguishment of Debt	(18,021)	(20,373)	(33,366)	(110,551)
Gain on Sale of Asset	215,624	-	215,624	-
Other Income (Expense)	(174,292)	3,500	175,842	14,342
Total Other Income (Expense)	(252,481)	(225,840)	(191,823)	(840,208)

INCOME BEFORE PROVISION for INCOME TAXES	1,451,328	117,292	2,025,773	746,908

PROVISION for INCOME TAXES	522,478	34,601	598,264	220,338

NET INCOME	$928,850	$82,691	$1,427,509	$526,570

Weighted Average Shares Outstanding:
Basic	14,829,155	14,629,155	14,829,155	14,629,155
Diluted	14,829,155	14,629,155	14,829,155	14,629,155

Earnings (loss) per Share
Basic	$0.05	$0.01	$0.09	$0.04
Diluted	$0.05	$0.01	$0.09	$0.04

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’Equity/
Balance	Shares	Amount	Capital	Deficit	Deficit

December 31, 2020	14,549,155	$14,549	$21,545,614	$(19,967,433)	$1,592,730

Stock for Services	80,000	$80	$55,120	-	55,200

Net Income	-	-	-	526,570	526,570

September 30, 2021	14,629,155	$14,629	$21,600,734	$(19,440,863)	$2,174,500

December 31, 2021	14,629,155	$14,629	$21,600,734	$(18,335,686)	$3,279,677

Stock for Services	200,000	$200	$70,800	-	71,000

Net Income	-	-	-	1,427,509	1,427,509

September 30, 2022	14,829,155	$14,829	$21,671,534	$(16,908,177)	$4,778,186

The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF CASH FLOW

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021

OPERATING ACTIVITIES:
Net Income	1,427,509	526,570
Adjustments to reconcile Net Income to Net Cash provided (used) by Operating Activities:
Depreciation and Amortization	562,569	725,711
Provision for Deferred Income Taxes	534,576	62,214
Marketing Services Paid in Stock	71,000	46,400
Loss on Early Extinguishment of Debt	33,366	110,551
Amortization of Right of Use Asset	19,797	-
Gain/Loss on Disposal	(215,625)
Amortization and Accretion of Interest	27,876	106,552
Change in Assets and Liabilities:
Accounts Receivable	(1,884,657)	(635,287)
Inventory	(1,690,298)	1,476,799
ROU Asset	(808,928)	-
Other Current Assets	71,016	(29,093)
Accounts Payable	174,386	1,375,444
Customer Deposits	53,522	-
Accrued Expenses	13,727	23,589
Lease Liability	808,928	-
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(801,236)	3,789,450

INVESTING ACTIVITIES:
Payments for Property & Equipment	(408,199)	(156,502)
Payments for Rental Equipment	(233,347)	(436,709)
Proceeds from Sale of Equipment	360,000
NET CASH (USED) BY INVESTING ACTIVITIES	(281,546)	(593,210)

FINANCING ACTIVITIES:
Proceeds from Notes Payable	2,117,692	2,081,198
Payments on Notes Payable	(1,370,027)	(2,824,788)
Payment on Note Payable - Related Party	-	(226,007)
Joint Venture Liability	105,003	(229,500)
Net Borrowing (Repayments) Under Lines of Credit	(406,818)	(1,480,862)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	445,850	(2,679,959)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(636,932)	516,281

Cash and Cash Equivalents, BEGINNING OF PERIOD	995,611	407,881
Cash and Cash Equivalents, END OF PERIOD	358,679	924,162

CASH PAID FOR:
Interest	564,478	599,030
Income Taxes	800	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Inventory to Rental Equipment	-	508,000
Equipment Financed under Capital Leases	-	178,027
Transfer of Rental Equipment to Inventory	563,750	964,600

 The accompanying notes are an integral part of these unaudited financial statements.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2022

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

Note 2 – Summary of Significant Accounting Policies

Liquidity Considerations

At September 30, 2022, the Company had working capital of approximately $6.9 million. The Company is actively working to obtain lines of credit or improve the terms compared to existing lines of credit in order to facilitate normal operations and fulfill growth needs.

Moving forward, the Company expects to generate sufficient cash flows from operations to meet its obligations and expects to continue to obtain financing for equipment purchases in the normal course of business. The Company believes that its expected cash flows from operations, together with any new credit facility it obtains, will be sufficient to operate in the normal course of business for the next 12 months.

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

September 30, 2022

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

Line of Credit Issuance Costs

The Company capitalizes and amortizes direct issue costs incurred in connection with its line of credit arrangement. On or about March 30, 2019 (see Note 6), the Company incurred $245,000 in costs comprised of origination fees totaling approximately $180,000 and appraisal costs of approximately $65,000. These costs are amortized on a straight-line basis over the term of the debt. Included in Other Assets in the accompanying balance sheet. As of September 30, 2022, there are no remaining unamortized loan fees. During the three and nine months ended September 30, 2022 and 2021, the Company amortized $0, $14,307 and $20,417, $61,250 in loan fees, respectively.

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

September 30, 2022

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

Note 3 – Inventory

Inventory as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Parts and supplies	$727,826	$351,755
Heavy equipment	6,712,086	4,834,109
Total	$7,439,912	$5,185,864

All of the inventory is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 4 – Property and Equipment

Property and equipment includes assets held for internal use; as of September 30, 2022 and December 31, 2021, such property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Furniture and fixtures	$107,105	$107,105
Leasehold improvements	505,171	505,171
Vehicles and Equipment	2,126,125	2,086,285
Total, at cost	2,738,401	2,698,561
Less - Accumulated depreciation	(1,444,684)	(1,422,844)
Total, Net	$1,293,717	$1,275,717

Depreciation expense for the three and nine months ended September 30, 2022 and 2021 was $81,941, $245,824 and $62,853, $205,419, respectively.

All the property and equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

Note 5 – Rental Equipment

Rental equipment as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Rental equipment	$3,865,500	$4,210,209
Less - Accumulated depreciation	(3,065,239)	(2,748,493)
Total, Net	$800,261	$1,461,716

Depreciation expense for the three and nine months ended September 30, 2022 and 2021 was $79,186, $316,745 and $144,833, $520,292, respectively.

All the rental equipment is used as collateral for the lines of credit and notes payable (see Notes 6 and 8).

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2022

Note 6 – Lines of Credit

On April 12, 2022 the limit on our equipment flooring plan line of credit with a finance company which previously provided for borrowing up to $1,050,000 was decreased to $300,000 due to lack of utilization. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from the finance date. After the applicable free interest period, interest calculates as follows: 30-day LIBOR plus 6.75% - rate after Free Period to Day 365, 30-day LIBOR plus 7.00% - Rate Day 366 to 720, 30 Day LIBOR plus 7.25% - Rate Day 721 to 1095, 30 Day LIBOR plus 12.00% Matured Rate Day 1096 and above. Each piece of equipment has its own calculations based on the date of purchase. At September 30, 2022 and December 31, 2021, the amounts outstanding under this line of credit agreement were $225,244 with $74,756 available and $23,026 with $1,026,974 available, respectively. Interest expense for the three and nine months ended September 30, 2022 and 2021 was $445, $1,542 and $3,312, $6,344, respectively. The agreement has no expiration date provided the Company does not default and as of September 30, 2022 the Company is in compliance with the debt covenants.

On or about March 31, 2019, the Company entered into a line of credit with a finance company that provides for borrowing and refinancing up to $6.5 million. The credit facility was to expire on March 28, 2022; however, a 126-day extension was granted by the finance company as the line of credit was converted to a note payable. Principal and interest are due monthly at a rate of 10%, per annum. At September 30, 2022 and December 31, 2021, the amounts outstanding under this line of credit (now note payable) agreement were $1,550,812 with $0 available for purchases and $3,157,941 with $3,342,059 available, respectively. Interest expense for the three and nine months ended September 30, 2022 and 2021 was $59,172, $204,827 and $107,757, $369,085, respectively.

On January 28, 2022, the Company entered into a line of credit (flooring plan) with a finance company that provides for borrowing up to $3,500,000. The line of credit is secured by the equipment purchased and is interest free if paid within 180 days from finance date. After applicable free interest period the line rolls over to a 60-month amortization. Pricing after the interest free period will be one month Secured Overnight Financing Rate (“SOFT”) + 4.00. At September 30, 2022, the amount outstanding under the line of credit agreement was $1,192,111 with $2,307,889 available for purchases with an interest expense for the three and nine months ended September 30, 2022 of $33,968.

Note 7 – Related-Party Transactions

Related-Party Note Payable

The Company had a note payable to the Company’s Chief Executive Officer, which was fully repaid in 2021. The note was interest bearing at 10% per annum, unsecured and payable upon demand. During the three and nine months ended September 30, 2021, the note incurred $7,803 and $27,250 in interest expense, respectively.

Lease

The Company leases a building and real property in Chico, California under a lease agreement renewing annually every March from a trust whose trustee is the Company’s Chief Executive Officer. The overall term of the lease is ten (10) years. The lease provided for monthly lease payments of $12,000 per month. Rent expense during the three and nine months ended September 30, 2022 and 2021, was $36,000, $108,000 and $36,000, $108,000, respectively.

The operating lease liabilities of $808,928 as of September 30, 2022, represents the discounted (at 8% incremental borrowing rate) value of the future lease payments at September 30, 2022.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2022

At September 30, 2022, the future undiscounted minimum lease payments under the noncancellable leases are as follows:

For the three-month period ending December 31, 2022	$36,000
Year ending December 31, 2023	144,000
Year ending December 31, 2024	144,000
Year ending December 31, 2025	144,000
Year ending December 31, 2026	144,000
Thereafter	456,000
Total undiscounted finance lease payments	$1,068,000
Less: Imputed interest	(259,072)
Present value of finance lease liabilities	808,928

Transactions with Director

Two separate customers lost financing for purchases of equipment after delivery, so the Company sold the machines to the brokerage company of one of the Company’s Directors. The customers are now renting the machines on a rent-to-own basis and the Company is purchasing the machines from the brokerage. The Company has two notes payable tied to these transactions that, at September 30, 2022 and December 31, 2021, have a combined total due of $66,000 and $109,482 respectively. The notes are secured by the equipment.

Note 8 – Notes Payable

Notes payable as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Payable to insurance company; secured by cash surrender value of life insurance policy; no due date	$158,535	$158,535

Notes Payable to various finance companies with varying start dates and interest rates; Interest rates on September 30, 2022 and December 31, 2021, were a 7% weighted average. As of September 30, 2022 notes maturing from December 25, 2022 to September 24, 2050 have combined monthly payments of $98,977; secured by equipment and stock.	4,497,084	2,308,420

Total	4,655,619	2,466,955

Less Current Portion	(1,062,604)	(777,602)

Long Term Portion	$3,593,015	$1,689,353

Interest expense for all notes payable for the three and nine months ended September 30, 2022 and 2021 was $72,975, $161,472 and $60,123, $162,604, respectively.

Note 9 – Joint Venture

In 2019, the Company entered into a joint venture with one of its long-time collaborators whereby costs and profits are shared equally. This arrangement was made in order to purchase 30 machines from a closing terminal in Seattle, Washington for $1,089,000. The machines were titled in the Company’s name, and accordingly, revenues and costs are recorded in the Company’s financial statements. During the nine months ended September 30, 2022, the Company accrued $110,003 in joint venture profits that will be disbursed upon payment from customer. The amount due to the collaborator as of September 30, 2022 and December 31, 2021 was $247,503 and $142,500, respectively.

AMERAMEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

September 30, 2022

Note 10 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. At the present time, the Company is not involved in any litigation.

~~[~~See Note 7 for operating lease with related party.~~]~~

Note 11 – Stockholders’ Equity

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock of which zero shares are issued and outstanding as of September 30, 2022 and December 31, 2021.

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock, of which 14,829,155 were issued and outstanding as of September 30, 2022 and 14,629,155 were issued and outstanding as of December 31, 2021.

The Company issued 200,000 fully vested shares of the Company’s Common Stock as payment for marketing services.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Sales of Equipment and Other Revenues	$7,303,783	$7,591,527	$13,904,722	$16,494,253
Rentals and Leases	180,957	588,746	910,172	2,015,667
Total Revenues	7,484,740	8,180,273	14,814,894	18,509,920
COST OF REVENUES
Sales of Equipment and Other Revenues	4,845,129	7,169,018	10,197,658	14,922,284
Rentals and Leases	108,081	195,994	415,805	630,240
Total Cost of Revenues	4,953,210	7,365,012	10,613,463	15,552,524

GROSS PROFIT	2,531,530	815,261	4,201,431	2,957,396
OPERATING EXPENSES
Selling Expense	441,216	203,100	994,721	627,021
General and Administrative	385,505	269,029	989,114	743,259
Total Operating Expenses	827,721	472,129	1,983,835	1,370,280

INCOME FROM OPERATIONS	1,703,809	343,132	2,217,596	1,587,116
OTHER INCOME (EXPENSE)
Interest Expense, net	(275,793)	(208,967)	(549,924)	(743,999)
Loss from Early Extinguishment of Debt	(18,021)	(20,373)	(33,366)	(110,551)
Gain on Sale of Assets	215,625	-	215,625	-
Other Income	(174,292)	3,500	175,842	14,342
Total Other Income (Expense)	(252,481)	(225,840)	(191,823)	(840,208)
PROFIT BEFORE PROVISION FOR INCOME TAXES	1,451,328	117,292	2,025,773	746,908
PROVISION FOR INCOME TAXES	522,478	34,601	598,264	220,338
NET PROFIT	$928,850	$82,691	$1,427,509	$526,570

Revenue

Revenue for the nine months ended September 30, 2022 was $14,814,894 compared to $18,509,920 for the same time during 2021, a 20% decrease. Sales of Equipment and Other Revenues for the nine months ended September 30, 2022 was $14,814,894 and made up 94% of our Total Revenues. For the nine months ended September 30, 2021, Sales of Equipment and Other Revenues made up $16,494,253, or 89% of Total Revenues. The remaining portion of Total Revenues, Rentals and Leases, for the respective periods were $910,172, or 6%, in 2022 and $2,015,667 or 11% in 2021. The 16% decrease in Sales of Equipment and Other Revenues year over year is due to continuing delays the company experienced shipping machines to customers. While the delays were not as significant as they were in the second quarter they are still primarily due to back-ordered parts, interstate trucking delays and lack of availability of third-party shippers. Rentals and Leases revenue decreased by 55% year over year as the long-standing government rental contract came to an end. The rental contract has been renewed with new equipment purchases to meet the needs of the contract. The rentals will start to be delivered in the 4th quarter of 2022 and we will see the Rentals and Leases revenue reflecting that income in the first quarter of 2023.

Revenue for the three months ended September 30, 2022 was $7,484,740 compared to $8,180,273 for the same time during 2021, this is a 9% decrease. Had all of the equipment shipped as planned, as noted above, the Sales of Equipment and Other Revenues would have been $8,289,783, $698,256 more than the same time in 2021. Rentals and Leases were down 69% for the same period year over year.

Cost of Revenue

Costs of Revenue for the nine months ending September 30, 2022 were $10,613,463 compared to $15,552,524, a decrease of 32%. Costs of Revenue for the three months ending September 30, 2022 were $4,953,210 compared to $7,365,012, a 33% decrease. The price of used equipment has been increasing since the beginning of 2021 and was noticeably higher during the first and second quarter of 2022; however, these decreases are directly tied to the continuing sells of equipment purchased years ago at much lower prices.

Operating Expenses

Operating expenses increased by $613,555 during the nine months ending September 30, 2022 compared to the nine months ending September 30, 2021. The operating expenses increase by $355,592 during the third quarter of 2022 compared to the same time in 2021. The 45% increase for the first nine months of 2022 is due to the Company paying higher wages to stay competitive in a highly volatile job market and the higher costs spent on marketing our equipment.

Interest Expense

The nine months ending September 30, 2022 compared to the nine months ending September 30, 2021 shows a reduction in interest expense from $743,999 to $549,924. This 26% reduction is due to the Company’s continuing efforts to pay off debt.

Operating Results

The Company had a net profit of $1,427,509 for the nine months ending September 30, 2022 as compared to net profit of $526,570 for the nine months ending September 30,2021. The 171% increase in profit is tied to the liquidation of old inventory purchased at significantly lower prices than the current trend. This created a much higher profit margin than the same quarter last year when the Company sold a higher percentage of new equipment. The third quarter of 2022 reflects the continuing trend of easy financing terms for customers to purchase equipment offset by higher input costs and rising operational costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our President and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2022. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERAMEX INTERNATIONAL, INC.

Date: November 18, 2022	By: /s/ Lee Hamre
Lee Hamre Chief Executive Officer

Date: November 18, 2022	By: /s/ Hope Stone
Hope Stone Chief Financial Officer